Form 10QSB
period 2000-03-31
ECO RX INC
filed 2000-05-15
CIK 1098334

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10 - QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

                          Commission File No. 0-28117


                                 Eco-Rx, Inc.
                                 ------------

       (Exact name of Small Business Issuer as Specified in its charter)


                    Florida                                   65-0569329
                    -------                                   ----------
(State or other jurisdiction of incorporation or    (IRS employer Identification
                  organization)                                   No)




                           2051 Northeast 191 Drive
                          North Miami Beach, FL 33179
                          ---------------------------
                   (Address of Principal Executive Offices)


                                (305) 937 1862
                                --------------
                          (Issuer's Telephone Number)

                                Not applicable
                                --------------
  (Former name, former address and former fiscal year, if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $0.001 par value                 At May 1, 2000         5,842,939
Preferred Stock, $0.001 par value              At May 1, 2000         None

Transitional Small Business Disclosure Format: Yes [_]  No [x]

                                 ECO-Rx, INC.

                             INDEX TO FORM 10-QSB



PART I.        FINANCIAL INFORMATION

          Item 1.  Consolidated Financial Statements

                   Consolidated Balance Sheets as of March 31, 2000 and 1999

                   Consolidated Statements of Operations for the Three Months Ended March 31, 2000 and 1999 (unaudited)

                   Consolidated Statements of Stockholders' Deficit

                   Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999 (unaudited)

          Item 2. Management's discussion and Analysis of Financial Conditional and Results of Operations.

PART II.  OTHER INFORMATION


          Item 1.  Legal Proceedings

          Item 2.  Changes in Securities

          Item 3   Defaults Upon Senior Securities

          Item 4.  Submission of Matters to a Vote of Security Holders

          Item 5.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K.

                   ECO-Rx, Inc. f/k/a Eco-Aire Company, Inc.
                         (A Development Stage Company)

                       Consolidated Financial Statements

                          For the First Quarter Ended
                            March 31, 2000 and 1999

                                  (UNAUDITED)

                   ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                   MARCH 31,

                                                                        2000          1999
                                                                 -----------   -----------
CURRENT ASSETS
 Cash                                                            $    21,291   $     2,704
 Inventory                                                                 0         5,307
                                                                 -----------   -----------

      TOTAL CURRENT ASSETS                                            21,291         8,011

FURNITURE AND EQUIPMENT, NET                                          12,864        11,656

OTHER ASSETS, NET                                                      2,586         2,755
                                                                 -----------   -----------

      TOTAL ASSETS                                               $    36,741   $    22,422
                                                                 ===========   ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
 Current portion of lease obligation                             $    10,418   $    10,418
 Accounts payable and accrued expenses                               305,792       199,033
 Notes payable to stockholders                                       470,300       330,000
                                                                 -----------   -----------

      TOTAL CURRENT LIABILITIES                                      786,510       539,451

LEASE OBLIGATION                                                       9,558        21,705
                                                                 -----------   -----------

      TOTAL LIABILITIES                                              796,068       561,156
                                                                 -----------   -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
 Preferred stock - $.001 par value, 5,000,000 shares
  authorized; none issued and outstanding
 Common stock - $.001 par value, 10,000,000 shares
  authorized; 5,842,939 and 5,836,439 shares issued
  and outstanding at December 31, 1998 and 1997,
  respectively                                                         5,843         5,836
 Additional paid-in capital                                        1,247,376     1,222,334
 Deficit accumulated during the development stage                 (2,012,546)   (1,766,904)
                                                                 -----------   -----------

      TOTAL STOCKHOLDERS' DEFICIT                                   (759,327)     (538,734)
                                                                 -----------   -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $    36,741   $    22,422
                                                                 ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                      For the Period
                                                                                    February 27, 1995
                                                                                        (Inception)
                                               Quarter Ended       Quarter Ended          through
                                                  March 31,           March 31,           March 31,
                                                    2000                1999                2000
                                                ------------        ------------       ------------
COSTS AND EXPENSES
   General and administrative                   $     59,052        $     42,130       $  1,255,869
   Depreciation                                        2,080               2,271             52,143
   Interest                                           16,895              17,043             88,960
   Research and development                            3,200               4,441             57,542
   Abandonment of property                                 -                   -            348,917
    TOTAL EXPENSES                                    81,227              65,885          1,839,431

INTEREST INCOME                                            -                                  8,227

OTHER INCOME                                               -                   -             50,000
                                                ------------        ------------       ------------

LOSS BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE                      (81,227)            (65,885)        (1,781,204)

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                                      -                   -             (1,042)
                                                ------------        ------------       ------------

    NET LOSS                                    $    (81,227)       $    (65,885)      $ (1,782,246)
                                                ============        ============       ============

NET LOSS PER SHARE OF COMMON STOCK:

 Loss before cumulative effect of change in
  accounting principle                          $      (0.01)       $      (0.01)      $      (0.31)

 Cumulative effect of change in accounting
  principle                                                -                   -                  -
                                                ------------        ------------       ------------

    NET LOSS                                    $      (0.01)       $      (0.01)      $      (0.31)
                                                ============        ============       ============

SHARES USED IN THE CALCULATION OF
NET LOSS PER SHARE                                 5,842,939           5,836,439          5,842,939
                                                ============        ============       ============

The accompanying notes are an integral part of thes consolidated financial statements.

                    ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                  (UNAUDITED)

                                                                                     Deficit

                                                                                   Accumulated
                                                                     Additional     During the
                                               Common Stock            paid-in     Development
                                         -------------------------
                                            Shares      Par Value      Capital        Stage         Total
                                         -----------   -----------   -----------   -----------   -----------
Balances at February 27, 1995
(inception) (unaudited)                            -   $         -   $         -   $         -   $         -

Common stock issued for cash
 (unaudited)                               3,700,497         3,700        89,015             -        92,715
                                         -----------   -----------   -----------   -----------   -----------

Balances at December 31, 1995
 (unaudited)                               3,700,497         3,700        89,015             -        92,715

Common stock issued for cash
 (unaudited)                                  94,228            94        59,906             -        60,000

Net loss (unaudited)                               -             -             -      (168,096)     (168,096)
                                         -----------   -----------   -----------   -----------   -----------

Balances at December 31, 1996
 (unaudited)                               3,794,725         3,794       148,921      (168,096)      (15,381)

Common stock issued for cash                 946,727           947       698,208             -       699,155

Common stock issued in
 connection with loan payable                 10,000            10           (10)            -             -

Net loss                                           -             -             -      (801,109)     (801,109)
                                         -----------   -----------   -----------   -----------   -----------

Balances at December 31, 1997              4,751,452         4,751       847,119      (969,205)     (117,335)

Common stock issued for cash
 and stock subscription receivable           112,000           112       213,888             -       214,000

Conversion of loan payable to
 common stock                                 75,000            75       149,925             -       150,000

Common stock issued
 for services                                897,987           898        85,632             -        86,530

The accompanying notes are an integral part of these consolidated financial statements.

                   ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                  (UNAUDITED)

                                                                                     Deficit

                                                                                   Accumulated
                                                                     Additional     During the
                                               Common Stock            paid-in     Development
                                         -------------------------
                                            Shares      Par Value      Capital        Stage         Total
                                         -----------   -----------   -----------   -----------   -----------
      Less: Cost of services (paid
       with common stock above)
       related to issuing common
       stock                                       -             -       (70,480)            -       (70,480)

Net loss                                           -             -             -      (731,814)     (731,814)
                                         -----------   -----------   -----------   -----------   -----------

Balances at December 31, 1998              5,836,439   $     5,836   $ 1,226,084   $(1,701,019)  $  (469,099)


Common stock issued for cash                   6,500             7        32,500                      32,507

   Less:  Cost of services related
    to registration                                                      (11,208)                    (11,208)

Net Loss                                                                              (230,301)     (230,301)
                                         -----------   -----------   -----------   -----------   -----------

Balances at December 31, 1999              5,842,939         5,843     1,247,376    (1,931,320)     (678,101)

Net Loss                                                                               (81,226)      (81,226)
                                         -----------   -----------   -----------   -----------   -----------

Balances at March 31, 2000                 5,842,939         5,843     1,247,376    (2,012,546)     (759,327)
                                         ===========   ===========   ===========   ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                       For the Period
                                                                                     February 27, 1995
                                                                                        (Inception)
                                                  Quarter Ended    Quarter Ended          through
                                                      March31,        March 31,           March 31,
                                                        2000            1999                2000
---------------------------------------------------------------    -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                           $   (81,226)    $   (65,885)        $(1,782,245)
                                                    -----------     -----------         -----------
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                          2,080           2,271              52,143
   Abandonment of property                                    -                             384,917
   Adjustment to inventory for impairment                     -                              30,077
   Services received in exchange for stock                                                   16,050
   Consulting fee paid by reclassifying
      advances to stockholders                                -               -             205,587
   Cumulative effect of change in
      accounting principle                                                    -               1,042
   Changes in operating assets and liabilities:
    Inventory                                                 -                            (120,791)
    Accounts receivable                                       -          15,000                   -
    Advances to stockholders                                  -                            (205,587)
    Other assets                                            169                             (77,409)
    Accounts payable and accrued expenses                31,326          34,900             265,258
                                                    -----------     -----------         -----------

      TOTAL ADJUSTMENTS                                  33,575         (17,630)            551,287
                                                    -----------     -----------         -----------

      NET CASH USED IN OPERATING
       ACTIVITIES                                       (47,651)        (83,514)         (1,230,958)
                                                    -----------     -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of fixed assets                           -               -              16,000
 Capital expenditures                                    (6,169)              -            (259,799)
                                                    -----------     -----------         -----------

      NET CASH USED IN INVESTING
       ACTIVITIES                                        (6,169)        (83,514)           (243,799)
                                                    -----------     -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from stockholder loans (net)                   53,000          90,000             443,000
 Proceeds from issuance of common stock                       -                           1,050,870
 Expense related to registration                              -          (3,750)                  -
 Payment of lease obligation                             (4,650)           (868)            (23,747)
                                                    -----------     -----------         -----------

The accompanying notes are an integral part of these consolidated financial statements.

                   ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                           For the Period
                                                                                         February 27, 1995
                                                                                            (Inception)
                                                  Quarter Ended        Quarter Ended          through
                                                      March31,            March 31,           March 31,
                                                        2000                1999                2000
---------------------------------------------------------------        -------------       -------------
      NET CASH PROVIDED BY
       FINANCING ACTIVITIES                              48,350               85,382           1,470,123
                                                  -------------        -------------       -------------

NET INCREASE (DECREASE) IN CASH                          (5,470)               1,868              (4,646)
CASH AT BEGINNING OF YEAR                                26,761                  836              25,925
                                                  -------------        -------------       -------------

CASH AT END OF PERIOD                             $      21,291        $       2,704       $      21,291
                                                  =============        =============       =============

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

 Cash paid for interest                           $           -        $           -       $      33,590
                                                  =============        =============       =============

SUPPLEMENTAL SCHEDULE OF
NON-CASH ACTIVITY:

 Leased equipment                                 $           -        $                   $      52,088
                                                  =============        =============       =============

The accompanying notes are an integral part of these consolidated financial statements.

                   ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE QUARTER ENDED MARCH 31, 2000 and 1999
                                  (UNAUDITED)


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          (A)  BUSINESS

               ECO-Rx, Inc. f/k/a Eco-Aire Company, Inc. has been in the development stage since its incorporation in the State of Florida on February 27, 1995. The Company's mission is to pioneer the technology, design and manufacturing of air purification equipment for the destruction of pathogens and for the efficient and effective removal of odors, allergy and asthma causing agents, pollutants and certain gases from indoor air environments.

               The consolidated financial statements include the accounts of ECO-Rx, Inc. f/k/a Eco-Aire Company, Inc. and its wholly owned subsidiary, Eco-Aire Marketing, Inc., collectively referred to as the "Company". Eco-Aire Marketing, Inc. is inactive and ECO-Rx, Inc. f/k/a Eco-Aire Company, Inc.'s investment in said company has been eliminated in consolidation.

          (B)  INVENTORIES

               Inventories are stated at the lower of cost (first-in, first-out) or market and consist primarily of metal, bulbs, ballasts, machines in process and miscellaneous supplies.

          (C)  READINESS FOR YEAR 2000

               The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, those computer programs having time-sensitive software would recognize a date using "00" as the year 1900 rather than the year 2000. The Company is in its development stage and does not have sophisticated computer equipment that may cause the Year 2000 issue to adversely affect its operations.

          (D)  ASSET IMPAIRMENT

               Assets are considered impaired when, based upon current information and events, it is probable that the Corporation will not realize an economic benefit on the recorded assets. Impairment is measured on an asset specific basis based upon the fair value of the assets or the discounted expected future cash flows.

The accompanying notes are an integral part of these consolidated financial statements.

                   ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE QUARTER ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)


NOTE 1 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          (E)  INTANGIBLE ASSETS

               In April, 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 provides guidance for the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The Company has adopted SOP 98-5 as of December 31, 1998.

          (F)  INCOME TAX

               Effective January 1, 1996, the Company, with the consent of its stockholders, elected to be treated as an "S" Corporation for income tax purposes, under which election federal and state income taxes are payable by the individual stockholders rather than the Company. Accordingly, no provision or liability for income taxes has been included in the consolidated financial statements for the year ended December 31, 1997.

               On September 30, 1998, the Company terminated its election to be treated as an S Corporation. The Company now accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax liabilities and assets of a change in tax rates is recognized in income in the period that includes the enactment date.

          (G)  EARNINGS PER SHARE

               Earnings per share is determined in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". This statement establishes standards for computing and presenting earnings per share ("EPS"). It replaces the presentation of primary EPS with a presentation of basic EPS. This statement requires restatement of all prior-period EPS data presented.

The accompanying notes are an integral part of these consolidated financial statements.

                   ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE QUARTER ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)

NOTE 1 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          (G)  EARNINGS PER SHARE (CONTINUED)

               The net loss per share is computed by dividing the net loss for the period by the weighted average number of shares outstanding (as adjusted retroactively for the dilutive effect of common stock options) for the period plus the dilutive effect of outstanding common stock options and warrants considered to be common stock equivalents. Stock options and other common stock equivalents are excluded from the calculations as their effect would be anti-dilutive. Common stock issued for nominal consideration is deemed outstanding for all historical periods.

               Basic and diluted earnings per share amounts are equal because the Company has a net loss and consideration of the outstanding options, warrants and their equivalents would result in anti-dilutive effects to earnings per share.

               The number of shares used to compute EPS was 5,842,939 and 5,836,439 for the quarters ended March 31, 2000 and 1999, respectively.

          (H)  USE OF ESTIMATES

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the related reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates made in preparation of the financial statements.

          (I)  FURNITURE AND EQUIPMENT

               The Company's furniture and equipment is stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which range from 3 to 5 years.

          (J)  CONCENTRATIONS OF CREDIT RISK

               A major portion of the Company's business is expected to be conducted using its patented technology. Consequently, the Company's profitability may be subjected to changes in technology and its use in commerce.

The accompanying notes are an integral part of these consolidated financial statements.

                   ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE QUARTER ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)

NOTE 1 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          (K)  NEW ACCOUNTING PRONOUNCEMENTS

               The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") effective for the period ending December 31, 1998. SFAS No. 130 requires companies to report by major components and in total, the change of its net assets during the period from non-owner sources. The adoption of SFAS No. 130 did not have a significant effect on the Company's financial position, results of operations, or cash flow, since the Company does not have any components of comprehensive income, other than net income from operations.

               During 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way companies report information about operating segments in annual financial statements and establishes standards for related disclosures about products and services, geographic areas and major customers. The Company's air purification business is currently the only segment reportable under SFAS No. 131.

          (L)  PATENTS

               The Company has applied for several patents in connection with its technology; however, the Company has elected to expense all costs associated with obtaining these patents for the quarter ending March 31, 2000. During the first quarter, the total patent costs charged to expense was $ 5,148.

NOTE 2 -  DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN

          Since formation, the Company's operations have been devoted primarily to:

          .  Raising capital

          .  Developing its product

          .  Obtaining financing

          .  Developing its marketing plan

The accompanying notes are an integral part of these consolidated financial statements.

                   ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE QUARTER ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)


NOTE 2 -  DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN (CONTINUED)

          Accordingly, the Company is considered to be in the development stage, as its planned production and sales have not yet commenced.

          Management's plans include the following:

          .    Commencement of production and development of new products

          .    Implementation of sales and leasing of commercial units

          .    Pursuing licensing agreements for the technology

          The Company has made progress expanding the patent coverage and marketing strategy. The Company has adopted a plan to implement certain courses of action for raising capital and marketing. The Company has also held presentations for major companies, to license the technology, sell or distribute its products.

          The Company has been in the development stage since its inception on February 27, 1995. These statements are presented on the basis that the Company will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As shown in the accompanying consolidated financial statements, the Company has incurred net losses during the Quarters ended March 31, 2000 and 1999 of $81,226 and $65,885 respectively. As of March 31, 2000, current liabilities exceeded current assets by $765,219

          These factors, as well as the Company's ability to obtain additional long-term financing, adequate stockholder capital contributions and future equity funding, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 -  RELATED PARTIES

          General and administrative expenses include $8,000 and $8,700 in the quarter ended March 31, 2000 and 1999 relating to consulting services by shareholders charged to operations.

The accompanying notes are an integral part of these consolidated financial statements.

                   ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE QUARTER ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)


NOTE 4 -  FURNITURE AND EQUIPMENT
                                                          2000        1999
                                                       ----------  ----------

          Furniture and equipment                      $   43,703  $   37,534
          Less accumulated depreciation                    30,839      25,878
                                                       ----------  ----------

                                                       $   12,864  $   11,656
                                                       ==========  ==========

          Depreciation expense for the quarters ended March 31, 2000 and 1999 was $2,080 and $2,271, respectively.

NOTE 5 -  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

          These accounts consist of the following:

                                                          2000        1999
                                                       ----------  ----------

          Accounts payable                             $  234,479  $  180,194
          Accrued interest                                 71,313      18,839
                                                       ----------  ----------

                                                       $  305,792  $  199,033
                                                       ==========  ==========


NOTE 6 -  NOTES PAYABLE TO STOCKHOLDERS

          The notes payable to stockholders at March 31, 2000 and 1999 is comprised of the following:
                                                          2000        1999
                                                       ----------  ----------

          Note accruing interest at 10%; all unpaid
          interest and principal became due June,
          1998, and is personally guaranteed by three
          of the Company's stockholders. As of
          December 31, 1998 this note was payable on
          demand and was accruing interest at the
          default rate of 18%.                         $  100,000  $  100,000




          Note accruing interest at 12%; maturing the earlier of: (a) the infusing of gross proceeds of

The accompanying notes are an integral part of these consolidated financial statements.

                   ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE QUARTER ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)


NOTE 6 -  NOTES PAYABLE TO STOCKHOLDERS (CONTINUED)

          The notes payable to stockholders at March 31, 2000 and 1999 is comprised of the following:

                                                                        2000            1999
                                                                  ---------------  ---------------
          $300,000 in additional debt or equity capital, (b)
          the closing of an initial public offering or
          "reverse merger" of the Company into a publically
          traded entity or (c) December 31, 1999.                       50,000          100,000

          Unsecured loan, interest accruing at 8.75% payable
          annually commencing December, 1996. Loan matured
          December, 1998 at which time all principal and
          unpaid interest was due. As of December 31, 1998
          this note was payable on demand and was accruing
          interest at the default rate of 18%.                          80,000           80,000


          Various unsecured loans, interest accruing at 15%,
          with maturity dates ranging from January, 1999 to
          March, 1999. These notes were renewed and now have
          maturity dates ranging from June - July 2000.                163,000           50,000

          Various unsecured loans, interest accruing at 12%,
          with maturity dates ranging through April 2000.
          These notes were renewed and now have maturity
          dates ranging from, 1999 to December 1999.                    77,300                -
                                                                  ------------     ------------
                                                                  $    470,300     $    330,000
                                                                  ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                   ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE QUARTER ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)


NOTE 7 -  COMMITMENTS AND CONTINGENCIES

          LITIGATION

          The Company, from time to time, is a defendant in legal actions arising from normal business activities. Management has reviewed pending litigation with legal counsel and believes that those actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Company's financial position.


          LEASE OBLIGATION

          In March 1997, the Company entered into a noncancelable equipment lease totaling $52,088. The factory in which this equipment was located was abandoned during 1997. The Company, however, could not cancel this lease and therefore, continues to make monthly payments.

          Future minimum lease payments under this lease consisted of the following at March 31, 2000.

               Years ending March 31,

                    2001                                         10,418
                    2002                                          9,558
                                                               --------
                                                               $ 19,976
                                                               ========
          DESIGN AND CONSULTING AGREEMENT

          During 1997, the Company entered into a design and consulting service agreement with a third party in which it shall pay a royalty of $1 for each unit sold for a period of five years, commencing on the date of first sale. The Company will pay the same $1 royalty for an additional 45 years with respect to sales of the original product made by the Company to customers introduced to the Company by this firm.

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 8 -  STOCKHOLDERS' DEFICIT

          LOSS PER SHARE

          Loss per share is computed by dividing net loss by the number of outstanding shares of common stock. Net loss per share for the periods presented does not include the effects of stock options and warrants because their effects would be anti-dilutive.


The accompanying notes are an integral part of these consolidated financial statements.

                   ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE QUARTER ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)


NOTE 8 -  STOCKHOLDERS' DEFICIT (CONTINUED)

The following table sets forth the computation of net loss per share:

                                                                                           For the Period
                                                                                             February 27,
                                                                                                1995
                                                         Quarter           Quarter           (Inception)
                                                          Ended             Ended              through
                                                        March 31,         March 31,           March 31,
                                                           2000              1999                2000
                                                        ----------        ----------          ----------
          Net loss                                      $  (81,226)       $  (65,885)         $       (9)
                                                        ==========        ==========          ==========

          Weighted average common shares
           outstanding used in computing basic
           net loss per share                            5,842,939         5,836,439           5,836,439
                                                        ==========        ==========          ==========

          Net loss per share of common stock            $    (0.01)       $    (0.01)         $    (0.29)
                                                        ==========        ==========          ==========

          During 1997, the Company amended its articles of incorporation and changed the capital structure from common stock authorized of 1,000 shares with a par value of $1, to 10,000,000 shares of common stock authorized with a par value of $.001 and authorized preferred stock of 5,000,000 shares with a par value of $.001. During 1997, the Company also effectuated two stock splits, a 2,000 for 1 stock split and a
          3.60266 for 1 stock split, for its common stock. The statement of stockholder's deficit reflects the effect of these stock splits and change in par value retroactively.

          During 1995, the Company issued 3,700,497 shares of common stock for $92,715.

          During 1996, the Company issued 94,228 shares of common stock for $60,000. An additional 946,727 shares of common stock was issued during 1997 for $699,155. Also during 1997, 10,000 shares of common stock were issued to an individual who loaned money to the Company.

The accompanying notes are an integral part of these consolidated financial statements.

                   ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE QUARTER ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)


NOTE 8 -  STOCKHOLDERS' DEFICIT (CONTINUED)

          During 1998, the Company issued 112,000 shares of common stock for a stock subscription receivable of $15,000 and $199,000 in cash. Also in 1998, the Company issued 75,000 shares of common stock in repayment of a previously outstanding $150,000 loan.

          During 1998, 897,987 shares of common stock were issued in exchange for services provided to the Company. These shares were issued and recorded at $86,530, the market value of the services received. This amount includes 737,487 shares issued for services related to costs of fees for placing the common stock. The market value of the placement fees totaled $70,480 and are reflected as a direct reduction of additional paid-in capital in the consolidated statements of stockholders' deficit.

          During 1999, the Company issued 6,500 shares of common stock for $32,500. Costs related to the registration of the Company were charged against Additional paid-in-capital in the amount of $11,208.

          None of these shares were sold through National Association of Securities Dealers, Inc. (NASD) Broker/Dealers, nor were any commissions paid for these shares. None of the shares issued for services have been issued for future sales of stock.

NOTE 9 -  FAIR VALUE

          The Company has estimated the fair value of its financial instruments at March 31, 2000 and 1999, as required by Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments." The carrying values of cash, accounts receivable, stock subscription receivable, accounts payable and accrued expenses and debt are reasonable estimates of their fair values.

The accompanying notes are an integral part of these consolidated financial statements.

                   ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE QUARTER ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)


NOTE 10 -  INCOME TAXES

           The Company has federal and state net operating loss carryforwards as follows:

                Period Ending          Federal       State      Year of Expiration
           ----------------------   -----------   -----------   ------------------
           December 31, 1998        $   507,543   $   507,543           2018
                                    ===========   ===========
           December 31, 1999        $   230,301   $   230,301           2019
                                    ===========   ===========
           March 31, 2000           $    81,226   $    81,226           2020
                                    ===========   ===========

          The deferred tax asset arises from the net operating loss reflected above.

          The Company's total deferred tax liabilities, deferred tax assets and deferred tax asset valuation allowances at March 31, 2000 are as follows:

          Total Deferred Tax Asset                               $  294,865
          Less Valuation Allowance                                  294,865
                                                                 ----------

          Net Deferred Tax Asset                                 $      -0-
                                                                 ==========

          The Company provides a 100 percent valuation allowance for any deferred tax asset which is attributable to unused net operating loss carryforwards. Generally accepted accounting principles require a valuation reserve only if it is more likely than not that some portion or all of a deferred tax asset will not be realized.


NOTE 11 - SUBSEQUENT EVENTS

          In April, 2000, the Company executed a five year lease for space in Hollywood, Florida to house the administrative office, product assembly and shipping operations.

The accompanying notes are an integral part of these consolidated financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the unaudited Condensed Financial Statements and Notes thereto appearing elsewhere in this report.


(a)    Eco-Rx's plan of operation for the next twelve months...

     . Complete the process of filing a Form 10 with the Securities And Exchange Commission. Upon acceptance of the filing, Eco-Rx will apply to be traded on the NASD BB;

     . Complete the design of four air purification units; two small room units, as well as one each for medium and larger rooms, and have them tested at an independent laboratory to insure that they meet the Company's requirements;

     . Have the production molds for manufacturing the units designed and built;

     . Commence the work necessary to submit the finished unit for a 510-K medical device rating from the Food and Drug Administration;

     . Ascertain that the Company's patent applications comply with the final design criteria;

     .    Finalize the list of suppliers;

     . Acquire and inventory the component parts that the Company does not intend to manufacture;

     .    Design and print sales materials and packaging materials;

     . Lease a property to serve as the Company's administrative offices, machine assembly and shipping facility. There will be no need for significant equipment for the assembly process. A lease was signed in Hollywood, Florida in April.

     .    Sell and ship finished products;

     .    Fill in product line with additional air purification products;

     . Begin development and design of new products; and Pursue licensing agreements for the Company's technology.

(b)  Product Research and Development for the Next 12 Months

     Over the next 12 months, the Company anticipates its product research and development will be for (a) air purification products for automobiles and trucks and home central air conditioning systems, and (b) water purification applications utilizing the technology.

(c)  Expenditures for the Next 12 Months

     The Company anticipates that its cash requirements over the next 12 months will total approximately $ 2,000,000, including the cost of production of plastic injection molds for the products. The Company intends to raise approximately $200,000 by selling its subsidiary, and approximately $1,800,000 in a nonpublic offering.

(d) The Company will hire a new chief executive officer and a new chief financial officer, a secretary/receptionist, a plant manager and plant assembly and shipping workers depending upon need.


                          Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

Item 2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

The Company is in default on three notes payable. In February 2000, the Company paid $5,000 in interest to extend two of the notes, one for $100,000 and one for $80,000. They are now due on demand, accruing interest at the default rate of 18%. The third note for $100,000 was due at the end of 1999. It has been reduced to $50,000. The note holder has asked for payment but is waiting for payment.

Item 4.  Submission of matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K.

    (a) See exhibits

    (b) A report has been filed on form 8-K reporting the termination of the auditing firm on May 2, 2000 and the hiring of a new firm.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                    ECO-Rx, Inc.
                                              ---------------------------------
                                                       (Registrant)

Date   May 12, 2000                           By:  /s/ Joseph M. Peiken, CFO
     ---------------------                        -----------------------------
                                                            (Signature)