Form 10KSB
period 1999-12-31
ECO RX INC
filed 2000-06-30
CIK 1098334

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ______________________

                          Commission File No. 0-28117

                                 Eco-Rx, Inc.
                                 ------------
       (Exact name of Small Business Issuer as Specified in its charter)


                  Florida                                      65-0569329
                  -------                                      ----------
(State or other jurisdiction of incorporation       (IRS Employer Identification
              or organization)                                 Number)


                           2051 Northeast 191 Drive
                          North Miami Beach, FL 33179
                          ---------------------------
                   (Address of Principal Executive Offices)

                                (305) 937 1862
                                --------------
                          (Issuer's Telephone Number)

     Securities registered under Section 12 (b) of the Exchange Act:  None
                                                                      ----

        Securities registered under Section 12 (g) of the Exchange Act:

                         Common Stock, Par Value $.001
                         -----------------------------
                               (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [_] No (except that this Form 10-KSB has not been timely filed)

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_].

The issuer's revenues for its most recent fiscal year:  None
                                                        ----

The amount of the aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of June 15, 2000 is unknown because no shares have traded in the last 60 days and there currently is no market and no bid and ask price for the issuer's common stock.

As of June 15, 2000, the number of issuer's shares of $.001 par value common stock issued and outstanding was 5,842,939. No shares of issuer's $.001 par value preferred stock were outstanding as of such date.


                  DOCUMENTS INCORPORATED BY REFERENCE:  None
                                                        ----


                 This Form 10-KSB includes a total of 56 Pages
                           Exhibit Index on Page 39

                                    PART I
                                    ------

Item 1.  Description of Business.

The Company
-----------

ECO-Rx, Inc. (the "Company") was originally incorporated as Eco-Aire Company, Inc. in the State of Florida on February 27, 1995. The Company changed its name to ECO-Rx, Inc. on July 27, 1999. The Company is engaged in the business of developing, manufacturing and marketing air purification systems for use by both the general public and commercial consumers. The Company has been in the development stage since its incorporation. The Company's mission is to pioneer the technology, design and manufacturing of air purification equipment for the destruction of pathogens and for the efficient and effective removal of some odors, allergy and asthma causing agents, pollutants and certain gasses from indoor air environments.

The Company's air purification system is unique and protected under patent application. The system employed in the air purification process utilizes state of the art technology which allows the Company to offer a product that eliminates fungus, spores, germs, some odors and other allergens from the air without the use of conventional filter systems. At present, there are five configurations offered by the Company. They are all portable; three floor models and two table top models. The Company believes its system is superior to any air purification system available in the marketplace today. Its applications range from household use for removal of germs, some odors and allergens from the air, to commercial applications that include the possibility of removing all germs and some noxious odors from aircraft while in flight, eliminating smoking odors from vehicles, removing germs, some odors, and allergens from hospital and other medical environments.

Over the past four years, the Company has engaged the following independent testing laboratories which have verified the performance of its air purification system: (a) 1995 test by Allergy and Indoor Air Quality Lab, Inc., McAllen, Texas, testing the original prototype unit in an office and garage over a period of days to determine if the unit would successfully reduce the microbial population in "real world" situations where the testing rooms were relatively closed to activities; (b) continued first prototype testing in 1996 by Applied Consumer Services, Inc., Hialeah Gardens, Florida; (c) 1996 test by Allergy and Indoor Air Quality Lab, Inc., McAllen, Texas, of prototype units in a series of nursing homes to evaluate the potential to reduce microbial populations in "real world" situations where air conditioning remained on and rooms were not sealed;
(d) 1997 test by Applied Consumer Services, Inc., Hialeah Gardens, Florida, on different pathogens to determine kill results under various conditions; (e) testing in 1998 by Intertek Testing Laboratory (ETL Testing Laboratories), Cortland, New York, of the effectiveness of the prototype on various pathogens; and (f) similar testing in 1998 by Northeast Laboratories, Inc., Connecticut. In these last two laboratory tests, the Company's system eliminated substantially all of the tested pathogens and molds. In addition, the Company has placed prototype units in commercial facilities to test the concept in actual working environments. The test sites included doctors' offices, banks, kennels, "drive-up" windows with pneumatic tubes, homes, warehouse offices and cigar lounges. Acceptance of the units was overwhelmingly positive. Due to the effectiveness of the units, operators at the test sites asked to keep the units at the end of the in-field tests, indicating their satisfaction with the units. The Company receives no revenues from the prototype units. The units were placed in working environments with the understanding with the users that the Company would incorporate their comments in the final production version of the units, and that when production units were available for purchase that the Company would take back the prototype units, if they had not already been returned, and then, if requested to do so by the users, the Company would ship the users the production units and bill them at that time for the production units. The Company's financial statements will not be affected when it abandons the prototype units since they have all been fully expensed.

Management
----------

The Company's management team consists of Jerrold M. Nelson, Chairman of the Board, President and Chief Executive Officer, Gary Arnold, Vice Chairman, Joseph
M. Peiken, Vice President and Chief Financial Officer, and Roger A. Nelsen, Vice President/Sales and Marketing.

Jerrold M. Nelson, Chairman of the Board, President and Chief Executive Officer. Mr. Nelson has over 27 years of experience in the health care industry. He has worked for a number of major firms, including Bionomics, OBI Corporation, and Tuttnauer. He is a former Vice President of Sales for the Singer Corporation. Mr. Nelson is presently undergoing chemotherapy for leukemia, and the prognosis for his recovery is unknown.

Gary Arnold, Vice Chairman. Dr. Arnold has served as an officer and a board member of the Company since June 1998. He has been CEO of Windhorse Corporation, an organizational consulting company. Prior to his service with Windhorse, Dr. Arnold was CEO of International Commercial Collections at Cook, Arnold and Associates in New Orleans.

Joseph M. Peiken, Vice President and Chief Financial Officer. Mr. Peiken was a certified public accountant and a former Partner of the accounting firm of Pannell Kerr Foster; however, his accounting license is no longer active.

Roger A. Nelsen, Vice President/Sales and Marketing. Mr. Nelsen is the founder of Nelsen & Associates, a manufacturing representative organization specializing in the medical products and health care industry. Before founding Nelsen & Associates, Mr. Nelsen held various positions with Johnson & Johnson and Everest & Jennings.

During 2000, the Company hopes to complete the final production drawings for its air purification system, arrange for the delivery of component parts from suppliers when needed for production, complete the construction of its plastic injection molds, and begin assembly and shipment of the completed products.

Air Purification Product
------------------------

The Company's technology utilizes either or both of two basic embodiments of sterilization: Germicidal Ultraviolet Radiation and Germicidal Ultraviolet in combination with Ozone, to destroy bacteria, viruses, spores and mold.

Both of these embodiments use a sealed housing (the "cartridge") encompassing the powerful Energy Cell where the Germicidal Ultraviolet or the Germicidal Ultraviolet/Ozone function. There is no danger involved in exposure to either the machine or the environment it creates. The system(s) generate different wavelengths of energy along the air stream within the cartridge. Where ozone is used, it is generated first and is turbulently mixed with the incoming air. Next, as the air travels through the cartridge, it comes in contact with Ultraviolet Radiation. The air stream exiting the cartridge, has been substantially purified. In laboratory tests conducted in 1998 by Intertek Testing Laboratory and Northeast Laboratories, the air stream was substantially free (99.99%) of the tested pathogens and molds.

The Company has submitted five patent applications to the United States Patent and Trademark Office ("USPTO") for its proprietary technology. In addition, five corresponding international patent applications are pending. The first applications (U.S. and international) were filed in 1997, followed by three applications in 1998 and one application in 1999. Of the U.S. applications, to date only one application has received a response from the USPTO. While the USPTO did find prior air purification systems using ozone, none of the prior art used the Company's cartridge concept or its sleeve concept. The Eco-Rx ultra violet application is also covered in its patent applications. For that reason, the Company is confident that it will obtain meaningful patent protection. Since there is no regulatory schedule dictating when USPTO examiners must act on applications and on responses filed by applicants, and since the Company has no control over when such actions will be taken, the Company cannot predict when patents will be issued on the pending applications. Although issuance of the official patents will certainly be helpful to the

Company's marketing efforts by allowing the Company to represent that its technology is proprietary and has patent protection, the Company does not believe its receipt of the final patents is or will be material to the Company's financial results or results of operations. The Company believes it will be able to market the Eco-Rx system, even without patent protection, since the Company's research has disclosed no other system on the market which uses the Company's cartridge or sleeve concepts. The Company believes these improvements in its system over existing systems will enable the Company to compete effectively in the marketplace.

The Cartridge
-------------

The most fundamental element of the Eco-Rx product is the proprietary replacement cartridge. It provides a safe, simple way for the end user to maintain the unit. The user never comes in contact with the lamp because it resides inside the sealed cartridge. This disposable cartridge holds the "killing chamber" for the unit. Since the "killing chamber" is, in essence, the key to the unit, the Company will attempt to market the cartridges with an "Eco-Rx Inside" trademark. Since the cartridge must be replaced annually, the "Eco-Rx Inside" will assist the user in identifying the appropriate replacement. As the number of installed units grows, the Company should be able to generate an ongoing revenue stream which will be driven by the demand for replacement cartridges. In addition to seeking patent protection for its technology, which must be used by any supplier of cartridges for use in the Company's system, the Company will seek separate patent protection for its cartridge.

The lamp contained within the Eco-Rx cartridge has up to a one-year life, based on continual service.

Air Cleaner Market
------------------

Over the past decade, indoor air quality ("IAQ") has become one of the key environmental issues in the U.S. In 1995, the EPA declared poor IAQ as one of the top five health risks, based on the growing body of scientific research supporting the conclusion that air inside homes and other buildings can be more seriously polluted than outdoor air. The World Health Organization estimates that 30% of all new buildings worldwide will suffer from poor IAQ. As people are spending approximately 90% of their time indoors, the health risk from poor IAQ is significant, and continues to grow. Estimates suggest that more people die each year from causes attributable to particulate air pollution than are killed in car accidents.

There is a wide variety of health effects from poor IAQ, ranging from increased incidence of asthma and allergic illnesses to Sick Building Syndrome (SBS) and Building Related Illness (BRI). The incidence of asthma has grown by more than 65% in the past fifteen years. The economic impact of poor IAQ is staggering. Studies from the American Lung Association and the International Journal of Indoor Air Quality have estimated that poor IAQ is costing American business between $30 and $170 billion dollars annually in lost employee productivity due to sickness, absenteeism and diminished job performance.

There are several factors that are influencing the continued increase in health risk from poor IAQ. First, energy conservation measures from the 1970's have created tighter buildings. This has both reduced the number of air exchanges inside buildings (outside air getting inside) and also increased moisture build-up inside, which facilitates microorganism growth. Secondly, the use of heat pumps, which recycle indoor air, have further reduced the amount of outside "fresh" air being introduced into buildings and have helped increase the concentration of airborne particulates and microorganisms. Thirdly, reduced preventative maintenance on HVAC systems and reduced housekeeping has also increased the levels of airborne contaminants. Finally, the newer building materials being used in construction have been causing an increase in volatile organic compounds (VOC's) found in the air. It is important to note that these trends are not expected to change in the future, suggesting there will be a continually increasing demand for products that improve the quality of indoor air.

Tuberculosis
------------

Tuberculosis is again a growing worldwide medical concern, with the number of cases increasing in recent years at an alarming rate. In 1990 there were an estimated 7.5 million cases worldwide and an estimated

2.5 million deaths from the disease. Documentation exists to substantiate the fact that health care workers and airline passengers are at a high risk to contract this airborne disease. In 1996 the World Health Organization (WHO) said
3.8 million new cases were reported but estimated that nearly eight million cases might have occurred worldwide. In 1998 the Center for Disease Control
(CDC) reported approximately 8 million new cases and 2 million deaths.

A major cause for the spread of the disease is that it is widespread in Russia and third world countries. Airlines have made this a much "smaller" world and, coupled with the population as mobile as it is today and aircraft recirculating its air more than ever, the disease is spreading once again. The Company's machine can be installed in almost any environment and smaller versions, when developed, will be capable of operating on low voltage(batteries), which will enhance marketability to the transportation industry in addition to normal facility uses.

Small Particulate Filter
------------------------

Almost without exception all existing air treatment systems available in the marketplace today use expensive replaceable filters. The "high end" of this filter technique is the High-Efficiency-Particulate Air Filter (HEPA) system. This system requires regular maintenance and, if used in an environment where airborne germs exist, must be disposed of under the guidelines of infectious waste, referred to as "red bag" waste. All germs entering the ECO-Rx machine are oxidized leaving nothing dangerous for disposal. Eco-Rx eliminates the problem, while conventional systems concentrate it. Eco-Rx has a small course filter to catch the remaining "sterile dust" particulates that could remain in the air stream. In laboratory testing, over two-thirds of that particulate was destroyed Additional filters will come with the replacement cartridges.

Manufacturing/Assembly
----------------------

Eco-Rx is establishing its own assembly capability and has signed a lease for a facility to house offices, assembly and shipping operations. The intention is to work with suppliers who can provide assistance during the final design, engineering and tooling phases of product development.

Future Applications
-------------------

In future applications the Company will expand the use of the Eco-Rx technology by designing applications in water purification, food sterilization and use in other medical and home health care products.

Design and Consulting Agreement
-------------------------------

During 1997, the Company entered into a design and consulting services agreement with Fitch, Inc. of Columbus, Ohio ("Fitch"). The Company agreed to pay Fitch a royalty of $1 for each unit sold. The royalty period is fifty years, commencing on the date of the Company's first sale. The agreement covers all sales of the original product made by the Company to any customer introduced to the Company by Fitch. Royalties are not due to Fitch for sales to any company or potential customer already known to the Company or obtained by the Company through its own efforts and not by Fitch. Those companies and customers for which royalties will not be paid are required to be identified in a "Disclaimer Notice" from the Company to Fitch.

Competition
-----------

The Company has made comparisons of competitive air masking and filtration products to determine the extent to which they achieve their advertising claims. Based upon these comparisons, the Company does not believe there is any existing product that can provide safe, effective operation and still deliver high levels of purification against four forms of airborne contaminants (molds, spores, viruses and airborne bacteria). At one end of the product spectrum, the market includes the replaceable air freshening devices found in restrooms that are intended to mask lavatory and other odors. While masking odors, these products are not capable of attacking the source of the odor. The products also require frequent and costly replacement.

Awareness of the effects of poor IAQ continues to grow and will drive customer's to look for more efficacious products. The Company believes that companies, currently supplying air purification products to commercial accounts, will be looking for additional products to sell and new sources of on-going revenue. The Company believes its Eco-Rx product represents a significant opportunity to distributors, due to on-going replacement cartridge sales volume into a growing installed user base.

The predominant air cleansing product forms are HEPA type air cleaners and filtration devices built into HVAC systems. Filtration products have some effectiveness against airborne particulates, but they do little to combat odors or pollutants like smoke, bacteria and viruses. Many of these filtering systems are out-of-date. They all require regular filter replacement and maintenance, which ultimately impacts their level of effectiveness. Filters connected to central HVAC systems represent significant sales potential because of the sizable installed base of such systems.

At the other end of the spectrum are custom-designed air purification devices, which include large freestanding germicidal UV or ozone generating machines. These machines, which represent a very small portion of the market, are expensive (from $1,000 to $10,000 per unit). Since design and technology of custom units exposes the environment to the UV radiation or ozone, to be effective either (1) they require evacuation of room or house to run safely at high concentrations of ozone or risk of eye damage to the uv lamp or (2) their performance against airborne contaminants is relatively poor.

Employees
---------

The Company has four full-time employees. The Company retains the services of Jerrold M. Nelson, Gary Arnold, Joseph M. Peiken and Roger A. Nelsen on a full time basis. While these employees are not currently salaried, during 1998 the Company entered into agreements with each of them for consulting services which were paid during 1998 through the settlement of loans made to these employees during 1996 and 1997. While the Company has no formal or informal agreements with any of its employees for compensation, the Company's four full-time employees will be paid for future services when funds are available. In addition, the Board of Directors of the Company, in its discretion, may pay bonuses to employees in amounts to be determined by the Board after the Board determines that funds are reasonably available to the Company for such purpose. No employee has any agreement, written or oral, which would require the payment of any compensation to the employee for any services rendered to the Company during 1998 or 1999. It is anticipated that salaries will be paid to the four employees during 2000, after the Board determines that funds are reasonably available to the Company for such purpose, and not before such determination.

Item 2.  Description of Property.

To reduce current expenses, the Company's executive office is currently located in the residence of Joseph M. Peiken, the Chief Financial Officer of the Company, at 2051 Northeast 191 Drive, North Miami Beach, Florida 33179. The Company also maintains temporary office space at 511 South 21st Avenue, Hollywood, Florida 33020, space located within the offices of Alarm Trust of Florida, Inc., a company owned by certain shareholders of the Company. As of March 31, 2000, the Company was not paying any rent for the use of either of these premises. Effective June 1, 2000, the Company leased approximately 6,400 square feet of space located at 3420 and 3430 North 29th Avenue, Hollywood, Florida, for a term of five years with an option to extend for an additional five years. Rent is $4,434 per month during the first year, with annual increases resulting in rent of $4,892 per month in the fifth year. This lease will provide additional office space and serve as the Company's factory facility for assembly and shipping of completed machines. As of May 1, 2000, the Company had no laboratory or research facilities.

Item 3.  Legal Proceedings.

The Company is not a party to any pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

Item 4.  Submission of Matters to a Vote of Security Holders

None

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Common Stock
------------

The Company is presently authorized to issue 10,000,000 shares of $.001 par value common stock. As of June 15, 2000, the Company had 5,842,939 shares of common stock issued and outstanding.

The holders of shares of common stock are entitled to equal dividends and distributions per share with respect to the common stock when, as and if declared by the Board of Directors from funds legally available therefor. No holder of any shares has a pre-emptive right to subscribe for any securities of the Company nor are any common shares subject to redemption or convertible into other securities of the Company. Upon liquidation, dissolution or winding up of the Company, and after payment of creditors and preferred stockholders, if any, the assets will be divided pro-rata on a share-for-share basis among the holders of the shares. Each share is entitled to one vote with respect to the election of any director or any other matter upon which shareholders are required or permitted to vote. Holders of the Company's shares of common stock do not have cumulative voting rights, so that the holders of more than 50% of the combined shares voting for the election of directors may elect all of the directors, if they choose to do so and, in that event, the holders of the remaining shares will not be able to elect any members to the Board of Directors.

Preferred Stock
---------------

The Company is presently authorized to issue 5,000,000 shares of $.001 par value preferred stock. As of June 15, 2000, the Company has issued no shares of preferred stock.

The Articles of Incorporation of the Company authorize the Board of Directors to issue from time to time all or any shares of preferred stock, in one or more series, and to fix for each such series such voting powers, full or limited, or not voting powers, and such designations, preferences (including seniority upon liquidation), relative participating optional or other special rights, redemption rights, conversion privileges and such qualifications, limitations, or restrictions thereof, as shall be stated and expressed in resolutions adopted by the Board providing for the issuance of such series of preferred stock.

Market Price of and Dividends on the Registrant's Common Equity and Other
-------------------------------------------------------------------------
Stockholder Matters
-------------------

The Company's common stock has been authorized to trade by the NASD on the OTC Pink Sheets under the symbol "ECRX" as of September 22, 1999. The Market Maker for the common stock of the Company is National Capital LLC, 6801 Broadway Extension, Oklahoma City, Oklahoma 73116 ("National Capital"). In a letter to National Capital dated September 27, 1999, the NASD cleared National Capital's request to submit a quote of $5.00 Bid, $5.50 Ask on the OTC Pink Sheets for the common stock of the Company. There has been no market, and currently there is no market for the Company's common stock. The Company is not aware of any public trades which occurred prior to June 15, 2000.

As of June 15, 2000, there were 74 holders of record of the Company's common stock, and 5,842,939 shares of common stock issued and outstanding. Of those shares, 5,546,076 shares are "restricted" securities of the Company within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended, because such shares were issued and sold by the Company in private transactions not involving a public offering. Of these restricted securities, 2,887,990 shares held by affiliates may be sold pursuant to a registration statement or pursuant to Rule 144.

In general, under Rule 144, as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate of the Company (in general, a person who has a control relationship with the company) who has owned restricted securities of common stock beneficially for at least one year is entitled to sell, within any three-month period, that number of shares of a class of securities that does not exceed the greater of (i) one percent (1%) of the shares of that class then outstanding or, if the common stock is quoted on NASDAQ, (ii) the average weekly trading volume of that class during the four calendar weeks preceding such sale. A person who has not been an affiliate of the Company for at least the three months immediately preceding the sale and has beneficially owned shares of common stock for at least two (2) years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of common stock for future sale will have on the market price of the common stock prevailing from time to time. Sales of substantial amounts of common stock on the public market could adversely affect the prevailing market price of the common stock.

Dividends
---------

     The Company has never paid a cash dividend on its common stock. The payment of dividends may be made at the discretion of the Board of Directors of the Company and will depend upon, among other things, the Company's operations, its capital requirements, and its overall financial condition. Although none of the Company's current debt obligations would prohibit or restrict the payment of dividends, under Florida law no dividend may be made if, after giving effect to the dividend, (a) the corporation would not be able to pay its debts as they become due in the usual course of business, or (b) the corporation's total assets would be less than the sum of its total liabilities plus the amount which would be needed, if the corporation were to be dissolved at the time of the payment of the dividend, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights, if any, are superior to those receiving the distribution.

Penny Stock Rules
-----------------

     The shares of common stock of the Company are subject to the "penny stock" rules, as defined in Rule 3a51-1 of the Securities Exchange Act of 1934. The "penny stock" disclosure requirements may have the effect of reducing the level of trading activity in the secondary market, resulting in large spreads and a lower market price. Pursuant to the Penny Stock Reform Act of 1990, the Securities and Exchange Commission (the "Commission") adopted a number of penny stock transaction disclosure rules. Rule 15g-9, which became effective on January 1, 1990, requires broker-dealers recommending penny stocks to document the suitability of the investment for the specific customer and to obtain the written agreement of the customer to purchase the penny stock. The Penny Stock Disclosure Rules adopted by the Commission require a broker-dealer prior to opening an account for a customer to whom it recommends the purchase or sale of penny stocks to deliver to the customer a standardized Risk Disclosure Document, to make specified disclosures in connection with each transaction in a penny stock, and to deliver a specifically tailored monthly statement to customers holding in their account penny stocks, the purchase of which was recommended by the dealer.

Recent Sales of Unregistered Securities
----------------------------------------

During the year ended December 31, 1996, 94,228 restricted shares of common stock were issued for cash in nonpublic sales for an aggregate of $60,000 (average price of approximately $0.64 per share). The sales were made to accredited investors only under the exemption from registration of securities provided by Section 4(2) of the Securities Act of 1933 (the "Securities Act") for transactions not involving a public offering.

During January 1997, the Company sold 654,956 shares of common stock to Kevin S. Waltzer and 11,250 shares to Lee Waltzer, both accredited investors, for cash in the aggregate amount of $397,500. These sales were made under the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering. Also during the year ended December 31, 1997, the Company issued 280,521 restricted shares of common stock for cash, in a private placement under Rule 506 of Regulation D, in the aggregate amount of $362,250 (average price of approximately $1.29 per share), and 10,000 restricted shares of common stock were issued to Gary Arnold in consideration of his making a loan to the Company. Mr. Arnold, who assisted the Company with information regarding the application of the Company's products to hospital environments, later became an executive officer of the Company.

During the year ended December 31, 1998, the Company continued to sell shares of its common stock under its private placement under Rule 506 of Regulation D. In its private placement, the Company sold 112,000 restricted shares of common stock for a stock subscription receivable of $15,000 and $199,000 in cash (average price of approximately $1.91 per share). During 1998, the Company also issued 75,000 shares of common stock in repayment of a previously outstanding $150,000 loan, valuing the shares at $2.00 per share, and issued 897,987 shares of common stock to 20 persons in consideration of services provided to the Company. These shares were issued and recorded at $86,530, the market value of the services received. This amount includes 737,487 shares issued for services related to costs of fees for placing the common stock. The market value of the placement fees totaled $70,480 and are reflected as a direct reduction of additional paid-in capital in the Consolidated Statements of Stockholders' Deficit in the Company's financial statements. The shares issued as payment of a previously outstanding loan and the shares issued for services during 1998 were issued under the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering.

On September 22, 1999, under its Regulation D, Rule 506 private placement, the Company issued 6,500 restricted shares of the Company, for cash, in private sales to 9 accredited investors for aggregate gross proceeds of $32,500 (average price of $5.00 per share).

None of the sales of unregistered securities described above were sold through National Association of Securities Dealers, Inc. (NASD) broker-dealers, nor were any commissions paid for these shares. None of the shares issued for services have been issued for future sales of stock.

As of June 15, 2000, there were 74 holders of record of the Company's common stock. Since the inception of the Company, securities of the Company have been issued to 67 accredited investors and 7 non-accredited investors.

Item 6.  Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this Form 10-KSB.

Plan of Operations
------------------

The Company has been in the development stage since its incorporation in the State of Florida on February 27, 1995. The Company's mission is to pioneer the technology, design and manufacturing of air purification equipment for the destruction of pathogens and for the efficient and effective removal of odors, allergy and asthma causing agents, pollutants and certain gases from indoor air environments. The Company has a wholly owned subsidiary, Eco-Aire Marketing, Inc., which is inactive.

The Company remains a development stage company with no revenues and substantial general and administrative expenses. The Company's cash has been provided from its capital placement/stock sales activities. All stock sales have been conducted on a private basis, and all financing has come from the stock sales and from loans from shareholders and others. The notes payable by the Company to stockholders and others at December 31, 1999 are as follows:

Notes Payable to Stockholders
-----------------------------


David Mack               Note accruing interest at 10%; all unpaid interest and principal became            $ 100,000
                         due during June 1998, and is personally guaranteed by Jerrold M. Nelson,
                         Joseph M. Peiken and Theodore M. Shlisky, three of the Company's stockholders.  As of December 31, 1999, this note was payable on demand and was accruing interest at the default rate of 18%.  Mr. Mack was paid
                         $5,000 in interest during February 2000 to extend the note.

David Mack               Unsecured loan, interest accruing at 8.75% payable annually commencing                80,000
                         December 1996.  The loan became due in  December 1998.  As of December
                         31, 1999, this note was accruing interest at the default rate of 18%. In consideration of the $5,000 payment described above, Mr. Mack agreed to extend this note.

Virginia Levitt          Various unsecured loans, interest accruing at 15%, with maturity dates               163,000
Eddie Levitt             ranging from June 30, 2000 to December 31, 2000.
Morris Levitt
Alan Douglas,
Dan Glaviano,
Gary Levitt,
Leslie Peiken

Michael Diguilo          Various unsecured loans, interest accruing at 12%, with maturity dates                77,300
William Lee              ranging from July 12, 2000 to August 30, 2000.
Aaron Levitt
David Levitt                                                                                                 --------
Daniel Orsini
Leslie Peiken

Notes Payable to Others
-----------------------

Rozel International      Unsecured, bearing interest at 12%.  This note matured on December 31,                50,000
  Holdings               1999.  The holder of this note was paid $50,000 in February 2000 and the note is currently in default.  The Company plans to pay the balance of this note from the proceeds of future borrowings.  Since the Company cannot arrange for its own credit at this time, any such borrowings will likely require the guarantees of the Company's principals.

                                                                                                            _________
                                                            Total:                                          $ 470,300
                                                                                                            =========


The Company's plan of business is more particularly described in Item 1 of this Registration Statement under the caption "Description of Business." The information which follows is a narrative description of the Company's plan of operation for the next 12 months, anticipated product research and development for the next 12 months, planned capital expenditures for the next 12 months, and the Company's results of operations, liquidity and capital resources.

Plan of Operation for the Next 12 Months
----------------------------------------

Following is the Company's plan of operation for the next 12 months:

          .    Complete the design of five air purification units; two room table top units, as well as one for a medium sized room and two for larger rooms, and have them tested at an independent
               laboratory to insure that they meet the Company's requirements;
          .    Complete the design and testing of two drop in ceiling units.
          .    Have the production molds for manufacturing the units designed and built;
          .    Commence the work necessary to submit the finished unit for a 5-
               10 K medical device rating from the Food and Drug Administration;
          .    Ascertain that the Company's patent applications comply with the final design criteria;
          .    Finalize the list of suppliers;
          .    Acquire and inventory the component parts that the Company does not intend to manufacture;
          .    Design and print sales materials and packaging materials;
          .    Sell and ship finished products;
          .    Fill in product line with additional air purification products;
          .    Begin development and design of new products; and
          .    Pursue licensing agreements for the Company's technology.

Product Research and Development for the Next 12 Months
-------------------------------------------------------

Over the next 12 months, the Company anticipates its product research and development will be for (a) air purification products for automobiles and trucks and home central air conditioning systems, and (b) water purification applications utilizing the technology.

Expenditures for the Next 12 Months
-----------------------------------

The Company anticipates that its expenditures over the next 12 months will total approximately $2,000,000, including the cost of production molds, hiring a new chief executive officer and a new chief financial officer, a secretary/receptionist, a plant manager and plant assembly and shipping workers depending upon need. To fund these expenditures, the Company intends to raise funds in a nonpublic offering to accredited investors only.

Results of Operations
---------------------

The Company had no revenues from its date of organization (February 27, 1995) through December 31, 1999. The Company had a net loss of $230,302 for the year ended December 31, 1999, compared to a net loss of $731,814 for the year ended December 31, 1998. The Company had a net loss of $1,931,321 from February 27, 1995, the date of inception, through December 31, 1999. As of December 31, 1999, current liabilities exceeded current assets by $677,478.

The Company's general and administrative expenses totaled $158,781 for the year ended December 31, 1999, compared to $728,382 for the year ended December 31, 1998. General and administrative expenses include telephone, travel, legal fees (including patent fees and legal fees related to patent applications), testing expenses, insurance expenses and consulting fees. While telephone expenses have been fairly consistent over the reported periods, legal fees, travel expenses and testing expenses have varied considerably over the reported periods. For example, legal and accounting fees totaled $27,035 in 1996, $70,780 in 1997, $164,494 in 1998 and $65,101 in 1999. The increasing expenses in 1997 and 1998 is related to the Company's patent applications. During 1998, the increase in the Company's general and administrative expenses was also due to consulting fees of $205,587 which were paid to officer shareholders, compared to none in 1997, as a result of canceling loans from these individuals. In addition, $61,061 was paid to these individuals which was recorded as consulting expense during 1998 and $28,900 in 1999. Further, $25,001 was paid to another shareholder and charged to consulting expense during 1998 and $4000 in 1999. In total, $291,649 was paid to related parties as consulting expense during the year ended December 31, 1998. Legal expenses incurred in 1998 and 1999 are not recurring. Testing expenses and certain patent expenses are also not recurring.

During the year ended December 31, 1997, the Company incurred a charge of $384,917 for the abandonment of property. This charge resulted from the Company's closing of a factory which had been established by the Company in Bohemia, New York. All of the charges were cash items, with one exception which related to the unpaid portion of an equipment lease obligation. The lease obligation is recorded as a liability on the Company's balance sheet and payments of $868 per month are due through February 2002. The balance of the lease was $24,626 at December 31, 1999. The reduction in the amount is due to monthly payments.

Management does not believe that the Company will develop any material revenues until the Company is able to sell and distribute its products or license its technology. Management is presently involved in preliminary negotiations for a licensing agreement which, if successfully completed, may result in substantial profits to the Company. No assurances can be given, however, that such negotiations will be successful. Until the Company is able to arrange licensing agreements or sell its own products, it must depend upon continued private sales of its securities and loans from its shareholders to fund its losses.

Liquidity and Capital Resources
-------------------------------

The Company had cash of $26,761 at December 31, 1999, compared to $836 at December 31, 1998. From its organization through December 31, 1999, and also through the current date, the Company has been substantially dependent on the proceeds of various private offerings of its equity securities and loans from stockholders to fund its operating expenses. The Company has principally engaged in borrowing activity from its shareholders (who have loans outstanding to the Company of $420,300 in the aggregate as of December 31, 1999) and from one unrelated party (for $50,000). It is anticipated that the Company's shareholders will continue to loan funds to the Company to fund its expenses over the next 12 to 18 months, at which time the Company will consider additional private placements or a public offering of its securities. The Company has no loan arrangement with any commercial lending institution and is unlikely to receive traditional commercial debt financing in the foreseeable future. Management estimates the Company's present operating expenses during 2000 will be a minimum of $13,000 and a maximum of $25,000 per month, depending upon the Company's payments to outside research consultants and other consultants.

The Company continues to explore opportunities with various investors, joint venture candidates, and prospective licensees. As of the date of this Registration Statement, the Company has not received any binding commitment for equity or debt financing, nor has it entered into any joint venture or licensing agreement with respect to its air machine. Management believes that the Company can continue to operate on a maintenance basis at a cost of no more than $13,000 per month during 2000, provided that the Company obtains sufficient cash from loans, as described above, to meet its operating expenses. The $13,000 required by the Company is allocated as follows: minimum lease payments of $868, telephone expenses of approximately $2,000, insurance expenses of approximately $2,200, credit card merchant equipment costs and fees of $97, office expenses of approximately $835, legal expenses of approximately $1,000, interim payroll and consulting expenses of $6,000 and interest expense of $5000.

Development Stage Operations and Going Concern
----------------------------------------------

Since formation, the Company's operations have been devoted primarily to:

          . Raising capital - largely by arranging for loans, but also by arranging for an initial stock sale in 1997 and then beginning the steps necessary to implement its plan to register the Company's securities in order to make future sales of securities more attractive to possible investors;
          . Developing its product - with improved designs and testing, and further development of its proprietary technology that combines ozone gas and ultraviolet radiation inside a "killing chamber" that will destroy airborne bacteria, deactivate allergens, viruses, spores and mold, and oxidize odors and gases;
          . Obtaining financing - from shareholders and outside parties, as described above;
          . Developing its marketing plan - to create a growing awareness of the increasingly poor indoor air quality which causes increased asthma and allergy related symptoms, as well as contributes to the spread of diseases; the Company is attempting to develop and market products which will improve indoor air quality effectively, efficiently and economically, and do so in an environmentally friendly way.

Accordingly, the Company is considered to be in the development stage, as its production and sales have not yet commenced.

Management's plans include the following:

          . Commencement of production and development of new products - in addition to the Company's Eco-Rx system, the Company intends to develop additional products to improve indoor air quality; .
          . Implementation of sales and leasing of commercial units - efforts are continuing to arrange for the sale and leasing of the Company's Eco-Rx units, once production ready, to commercial users;
          . Pursuing licensing agreements for the technology - the Company believes it may be able to utilize its technology in various markets by entering into licensing agreements with manufacturers and distributors, rather than attempt to manufacture and distribute its Eco-Rx system for all possible industries, markets and geographical areas, and is beginning the task of exploring such agreements for implementation after the Company's initial patent has issued.

The Company has worked with its patent counsel to modify its pending patent applications to provide broader protection, so that the patents, when issued, will be more helpful to the Company's strategy to market its indoor air purification units to various types of markets for different uses; however, the Company can make no assurances that its patent applications will be approved or that the patents, when and if issued, will provide the broad coverage and protection sought for the Company for its indoor air purification system.

The Company has been in the development stage since its inception on February 27, 1995. The financial statements included as part of this Form 10-KSB are presented on the basis that the Company will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As shown in the Company's consolidated financial statements, the Company has incurred net losses for the years ended December 31, 1999 and 1998 of $230,302 and $731,814, respectively. As of December 31, 1999, total liabilities exceeded total assets by $678,102.

The Company's ongoing losses, as well as the Company's ability to obtain additional long-term financing, adequate stockholder capital contributions, and future equity funding, create an uncertainty about the Company's ability to continue as a going concern. The Company's financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Item 7.  Financial Statements

See "Item 13. Exhibits and Reports on Form 8-K", below, for financial statements filed as part of this report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Effective May 1, 2000, the Company dismissed Morrison, Brown, Argiz & Company as its certifying accountant. Effective May 3, 2000, the Company retained the firm of Perez-Abreu, Aguerrebere, Sueiro LLC as its certifying accountant. Perez-Abreu, Aguerrebere, Sueiro LLC audited the Company's financial statements as of and for the years ended December 31, 1999 and 1998. Although the Company has dismissed Morrison, Brown, Argiz & Company as its certifying accountant, there was no disagreement with that firm on any accounting or financial disclosure issues. Form 8-K's describing the change in independent accounting firms were filed on May 5 and May 10, 2000 and are described below in Item 13.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors, Executive Officers, Promoters and Control Persons
------------------------------------------------------------

The following table sets forth the directors, executive officers and other significant employees of the Company, their ages, and all offices and positions with the Company. Officers and other employees serve at the will of the Board of Directors. The term of each director shall continue until the 2001 Annual Meeting of Shareholders of the Company, to be held in May 2001, and until their successors have been duly elected and qualified.

                                         Term Served as
Name of Director                    Age  Director/Officer      Positions With Company
-----------------                   ---  --------------------  ------------------------------
Jerrold M. Nelson                    58  Since February 1995   Director, Chairman, President
                                                               and Chief Executive Officer

Gary Arnold                          46  Since June 1998       Director, Vice Chairman

Roger A. Nelsen                      53  Since September 1997  Director, Vice President of
                                                               Sales and Marketing

Joseph M. Peiken                     59  Since February 1995   Vice President/Chief Financial
                                                               Officer and Secretary

Jerrold M. Nelson, Chairman of the Board of Directors, President and Chief Executive Officer. Mr. Nelson has over 27 years of experience in the health care industry, where he worked at firms such as Bionomics, OBI Corporation, and Tuttnauer USA Co. Ltd. (Vice President/Sales, 1994-1995), where he marketed and sold existing product lines in addition to founding a subsidiary for OBI Corporation to market new products. For the past five years, Mr. Nelson has been involved with the formation and operation of the Company. He is a former Vice President of Sales for the Singer Corporation. Mr. Nelson is presently undergoing chemotherapy for leukemia, and the prognosis for his recovery is unknown.

Joseph M. Peiken, Director, Vice President, Chief Financial Officer and Secretary. Mr. Peiken received a Bachelor of Business Administration degree from the University of Miami and was a Certified Public Accountant until his license became inactive. He is a former Partner of the Certified Public Accounting firm of Pannell Kerr Foster and has taught continuing education classes for the certified public accounting profession. Mr. Peiken has experience in the operations of both large and small business entities. For the past five years, he has been the Chief Financial Officer and Secretary of the Company.

Roger A. Nelsen, Director, Vice President/Sales and Marketing. Mr. Nelsen received a B.S.B.A. degree from the University of Connecticut at Storrs. Mr. Nelsen joined the Company in 1995. Prior to joining the Company, Mr. Nelsen owned and operated Nelsen & Associates, a manufacturing representative organization specializing in the medical products and health care industry, for over 5 years. He has experience in the development and management of sales organizations, including experience with Johnson & Johnson and Everest & Jennings.

Gary Arnold, Vice Chairman of the Board. Dr. Arnold has served as an officer and a board member of the Company since June 1998. Since 1993, Dr. Arnold has been CEO of Windhorse Corporation, an organizational consulting firm providing corporations with direction in all phases of expanding capital markets, business evaluation and corporate planning. Windhorse designs, develops and publishes educational, motivational and management courses. From 1991 to 1993, Dr. Arnold was CEO of International Commercial Collections and Cook, Arnold and Associates in New Orleans, where he developed asset and liability searches, employment screening and credit investigations and collections for the Federal Government and private industry. Prior to this he served as executive vice president of Capital Resources, Inc., as a financial analyst with Shearson, Lehman, Hutton and Paine-Webber and with various other financial and human resources companies.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports in changes in ownership of the common stock of the Company. In addition, a Schedule 13D must be filed by each owner of five percent (5%) or more of the issued and outstanding shares of common stock of the Company.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1999 all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent (10%) beneficial owners were complied with, except that the Form 3's and Schedule 13D's were not timely filed.

Item 10. Executive Compensation.

     The following table and notes present for the two years ended December 31, 1999, the compensation paid by the Company to the Company's Chief Executive Officer ("CEO") and to the Company's four most-highly compensated executive officers, other than the CEO, who were serving at December 31, 1999 and whose total annual salary and bonus exceeded $100,000 (none).

                                             Restricted     Securities
Name and                                     Stock          Underlying
Principal Position        Year   Salary ($)  Award(s) ($)   Options/SARs($)
(a)                       (b)    (c)         (f)            (g)
------------------------  -----  ---------  ------------  -----------------
Jerrold M. Nelson         1999   -0-         --             --
Chairman of the Board,
President and CEO
                          1998   -0-         --             --

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information with respect to the beneficial ownership of the Common Stock by (i) each of the officers and directors of the Company, (ii) each person known by the Company to be the beneficial owner of five percent or more of the outstanding Common Stock, and (iii) all executive officers and directors as a group, as of May 1, 2000. Unless otherwise indicated, the Company believes that the beneficial owner has sole voting and investment power over such shares.

Name and Address of            Number of Shares    Percentage
Beneficial Owner               Beneficially Owned  Ownership of Class/(1)/
-----------------------------  ------------------  ----------------------
Gary Arnold/(3)(4)/                       440,000                   7.53%
4929 Toby Lane
Kenner, LA  70065

Roger A. Nelsen/(2)(3)/                   150,328                   2.57%
103 Lawlor Drive
Tolland, CT  06084

Dorothy Nelson/(4)(5)/                  1,127,233                  19.29%
68 Zachariah Place
Warwick, RI  02889

Jerrold M. Nelson/(2)(3)/                       0                   0.00%
68 Zachariah Place
Warwick, RI  02889

Joseph M. Peiken/(2)(3)(4)/             1,127,233                  19.29%
2051 Northeast 191 Drive
North Miami Beach, FL 33179

Kevin S. Waltzer/(4)/                     612,456                  11.05%
2865 S. Gable Rd., PMB 393
New Town, PA  18940

All officers, directors and
principal shareholders
as a group (6 persons)                  3,457,749                  59.55%

_________________________
/(1)/ Calculated on the basis of 5,842,939 shares of Common Stock issued and outstanding.
/(2)/  Officer of the Company.
/(3)/  Director of the Company.
/(4)/ Includes, in accordance with Rule 13d-3, shares of which the named person is the beneficial owner.
/(5)/ Ms. Nelson is the spouse of Jerrold M. Nelson, Chairman, President and Chief Executive Officer of the Company.

Item 12.  Certain Relationships and related Transactions.

During 1999, the officers and directors received consulting fees in the aggregate amount of approximtaely $33,000.

Item 13.  Exhibits and Reports on Form 8-K.

(a)  Financial Statements and Schedules
     ----------------------------------

     (1) The following financial statements are included in this report, and are incorporated herein by this reference:

                                                                            Page
                                                                            ----
Consolidated Financial Statements for the Year Ended December 31, 1999...    19
----------------------------------------------------------------------

     Report of Independent Auditor..................................         20


Consolidated Balance Sheets as of December 31, 1999 and 1998.............    21
------------------------------------------------------------

     Consolidated Statements of Operations from Inception (02/27/95)
     through December 31, 1999 (unaudited) and for the Year Ended
     December 31, 1998...................................................    22


     Consolidated Statements of Stockholders' Deficit from Inception
     (02/27/95)  through December 31, 1999 (unaudited)  and for the
     Years Ended December 31, 1999, 1998, 1997 1996 and 1995
     (unaudited).........................................................    23

     Consolidated Statements of Cash Flows from Inception (02/27/95)
     through December 31, 1999 (unaudited) and for the Year Ended
     December 31, 1998...................................................    25


     Notes to Consolidated Financial Statements..........................    27

_________________

                   ECO-Rx, Inc. f/k/a Eco-Aire Company, Inc.
                         (A Development Stage Company)

                       Consolidated Financial Statements

                               December 31, 1999

                     PEREZ-ABREU, AGUERREBERE, SUEIRO LLC

                         INDEPENDENT AUDITOR'S REPORT
                         ----------------------------

Board of Directors and Stockholders
Eco-Rx, Inc. f/k/a Eco-Aire Company, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Eco-Rx, Inc. f/k/a Eco-Aire Company, Inc. (a development stage company) and subsidiary (the "Company") as of December 31, 1999, and the related consolidated statements of operations, stockholders' deficit and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated statements of operations, stockholders' deficit and cash flows for the period February 27, 1995 (Inception) through December 31, 1999 are unaudited and we express no opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eco-Rx, Inc. f/k/a Eco-Aire Company, Inc. and subsidiary as of December 31, 1999, and the results of their operations and their cash flows for the two years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in NOTE 3 to the financial statements, the Company is in the development stage as of December 31, 1999 and its ability to continue in the normal course of business is dependent upon its ability to raise capital and the successful completion of the Company's development program and, ultimately, the attainment of profitable operations. Management's plans in regard to these matters are also described in NOTE 3.

The Company's ability to achieve the foregoing elements of its business plan, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Perez-Abreu, Aguerrebere, Sueiro LLC

Certified Public Accountants
Coral Gables, Florida
June 14, 2000

220 Miracle Mile, Suite 203 Coral Gables, Florida 33134 Telephone (305) 567-0150

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1999

--------------------------------------------------------------------------------

CURRENT ASSETS
 Cash                                                            $    26,761
                                                                 -----------

      TOTAL CURRENT ASSETS                                            26,761

FURNITURE AND EQUIPMENT, NET                                           8,775

OTHER ASSETS                                                           2,755
                                                                 -----------

      TOTAL ASSETS                                               $    38,291
                                                                 ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
 Current portion of lease obligation                             $    12,472
 Accounts payable and accrued expenses                               274,467
 Notes payable to stockholders                                       417,300
                                                                 -----------

      TOTAL CURRENT LIABILITIES                                      704,239

LEASE OBLIGATION                                                      12,154
                                                                 -----------

      TOTAL LIABILITIES                                              716,393
                                                                 -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
 Preferred stock - $.001 par value, 5,000,000 shares
  authorized; none issued and outstanding
 Common stock - $.001 par value, 10,000,000 shares
  authorized; 5,842,939 shares issued
  and outstanding                                                      5,843
 Additional paid-in capital                                        1,247,376
 Deficit accumulated during the development stage                 (1,931,321)
                                                                 -----------

      TOTAL STOCKHOLDERS' DEFICIT                                   (678,102)
                                                                 -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $    38,291
                                                                 ===========

The accompanying notes are an integral part of these consolidated financial statements.

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------

                                                                               For the Period
                                                                              February 27, 1995
                                                                                 (Inception)
                                                Year Ended     Year Ended        thru December
                                               December 31,   December 31,         31, 1999
                                                   1999           1998           (Unaudited)
                                               -----------    ------------    -----------------

REVENUES                                       $        -      $        -         $          -
                                               ----------      ----------         ------------

COSTS AND EXPENSES
   General and administrative                     158,781         728,382            1,355,598
   Depreciation and amortization                    5,151          11,682               55,214
   Interest                                        55,857          40,708              127,922
   Research and development                        10,513               -               64,855
   Abandonment of property                              -               -              384,917
                                               ----------      ----------          -----------

    TOTAL EXPENSES                               (230,302)       (780,772)          (1,988,506)

INTEREST INCOME                                         -               -                8,227

OTHER INCOME                                            -          50,000               50,000
                                               ----------      ----------          -----------

LOSS BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE                  (230,302)       (730,772)          (1,930,279)

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                                   -          (1,042)              (1,042)
                                               ----------      ----------          -----------

    NET LOSS                                   $ (230,302)     $ (731,814)         $(1,931,321)
                                               ==========      ==========          ===========

BASIC AND DILUTED NET LOSS PER
SHARE OF COMMON STOCK:

 Loss before cumulative effect of change in
  accounting principle                         $    (0.04)     $    (0.12)              $(0.33)

 Cumulative effect of change in accounting
  principle                                             -               -                    -
                                               ----------      ----------          -----------

  BASIC AND DILUTED NET LOSS PER SHARE         $    (0.04)     $    (0.12)              $(0.33)
                                               ==========      ==========          ===========

SHARES USED IN THE CALCULATION
 OF BASIC AND DILUTED NET LOSS PER SHARE        5,838,606       5,836,439            5,838,606
                                               ==========      ==========          ===========

 The accompanying notes are an integral part of these consolidated financial statements.

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

--------------------------------------------------------------------------------

                                                                                            Deficit
                                             Common Stock                                 Accumulated
                                    ------------------------------      Additional        During the
                                                                         paid-in          Development
                                       Shares         Par Value          Capital             Stage            Total
                                    ------------     -------------  ------------------  --------------    -------------
Balances at February 27, 1995
(inception) (unaudited)                        -     $           -    $             -    $           -        $       -

Common stock issued for cash
 (unaudited)                           3,700,497             3,700             89,015                -           92,715
                                     -----------       -----------       ------------     ------------        ---------
Balances at December 31, 1995
 (unaudited)                           3,700,497             3,700             89,015                -           92,715

Common stock issued for cash
 (unaudited)                              94,228                94             59,906                -           60,000

Net loss (unaudited)                           -                 -                  -         (168,096)        (168,096)
                                     -----------       -----------       ------------     ------------        ---------

Balances at December 31, 1996
 (unaudited)                           3,794,725             3,794            148,921         (168,096)         (15,381)

Common stock issued for cash             946,727               947            698,208                -          699,155

Common stock issued in
 connection with loan payable             10,000                10                (10)               -                -

Net loss                                       -                 -                  -         (801,109)        (801,109)
                                     -----------       -----------       ------------     ------------        ---------

Balances at December 31,
1997                                   4,751,452             4,751            847,119         (969,205)        (117,335)

 The accompanying notes are an integral part of these consolidated financial statements.

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)

--------------------------------------------------------------------------------

                                                                                            Deficit
                                             Common Stock                                 Accumulated
                                    ------------------------------      Additional        During the
                                                                         paid-in          Development
                                       Shares         Par Value          Capital             Stage            Total
                                    ------------     -------------  ------------------  --------------    -------------
Common stock issued for cash
 and stock subscription
 receivable                             112,000            112            213,888                    -          214,000

Conversion of loan payable to
 common stock                            75,000             75            149,925                    -          150,000

Common stock issued
 for services                           897,987            898             85,632                    -           86,530

    Less: Cost of services (paid
     with common stock
     above) related to issuing
     common stock                             -              -            (70,480)                   -          (70,480)

Net loss                                      -              -                  -             (731,814)        (731,814)
                                      ---------         ------         ----------        -------------        ---------

Balances at December 31, 1998         5,836,439          5,836          1,226,084           (1,701,019)        (469,099)

Common stock issued for cash              6,500              7             32,493                                32,500

Less: Cost of services related to
registration                                                              (11,201)                              (11,201)

Net Loss                                      -              -                  -             (230,302)        (230,302)
                                      ---------         ------         ----------        -------------        ---------

Balances at December 31, 1999         5,842,939         $5,843         $1,247,376          $(1,931,321)       $(678,102)
                                      =========         ======         ==========        =============        =========


 The accompanying notes are an integral part of these consolidated financial statements.

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

                                                                                 For the Period
                                                                                February 27, 1995
                                                                                   (Inception)
                                                                                       thru
                                                   Year Ended     Year Ended       December 31,
                                                  December 31,   December 31,          1999
                                                      1999           1998           (Unaudited)
                                                  ------------   ------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                            $(230,302)     $(731,814)       $(1,931,321)
                                                     ---------      ---------        -----------
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                          5,151         11,682             55,214
  Abandonment of property                                    -              -            384,917
  Adjustment to inventory for impairment                 5,307              -             35,384
  Services received in exchange for stock                    -         16,050             16,050
  Consulting fee paid by reclassifying
     advances to stockholders                                -        205,587            205,587
  Cumulative effect of change in
     accounting principle                                    -          1,042              1,042
  Changes in operating assets and liabilities:
   Inventory                                                 -              -           (120,791)
   Advances to stockholders                                  -              -           (205,587)
   Other assets                                              -         47,234            (77,578)
   Accounts payable and accrued expenses                40,535        112,032            274,467
                                                     ---------      ---------        -----------

      TOTAL ADJUSTMENTS                                 50,993        393,627            568,705
                                                     ---------      ---------        -----------

      NET CASH USED IN OPERATING
       ACTIVITIES                                     (179,309)      (338,187)        (1,362,616)
                                                     ---------      ---------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of fixed assets                          -         16,000             16,000
 Capital expenditures                                        -         (4,678)          (253,630)
                                                     ---------      ---------        -----------

      NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES                                   -         11,322           (237,630)
                                                     ---------      ---------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from stockholder loans                       194,100         60,000            584,100
 Proceeds from issuance of common stock                 47,500        199,000          1,098,370
 Expense related to registration                       (11,201)             -            (11,201)
 Repayment of stockholder loan                         (16,800)             -            (16,800)
 Payment of lease obligation                            (8,365)       (10,417)           (27,462)
                                                     ---------      ---------        -----------

      NET CASH PROVIDED BY
       FINANCING ACTIVITIES                            205,234        248,583          1,627,007
                                                     ---------      ---------        -----------

 The accompanying notes are an integral part of these consolidated financial statements.

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

--------------------------------------------------------------------------------

                                                                                 For the Period
                                                                                February 27, 1995
                                                                                   (Inception)
                                                                                       thru
                                                   Year Ended     Year Ended       December 31,
                                                  December 31,   December 31,          1999
                                                      1999           1998           (Unaudited)
                                                  ------------   ------------   -----------------
NET INCREASE (DECREASE) IN CASH                         25,925       (78,282)             26,761

CASH AT BEGINNING OF YEAR                                  836        79,118                   -
                                                  ------------   -----------        ------------

CASH AT END OF PERIOD                             $     26,761   $       836        $     26,761
                                                  ============   ===========        ============

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:

    Cash paid for interest                        $     23,404   $    22,063        $     56,994
                                                  ============   ===========        ============

    Cash paid for income taxes                    $          -   $         -        $          -
                                                  ============   ===========        ============

 SUPPLEMENTAL SCHEDULE OF NON-CASH
    INVESTING AND FINANCING ACTIVITIES:

    Leased equipment                              $           -  $         -        $     52,088
                                                  =============  ===========        ============

    75,000 shares of common stock issued in
    exchange for settlement of outstanding
    note to a stockholder                         $           -  $   150,000        $    150,000
                                                  =============  ===========        ============

    897,987 shares of common stock issued
    in exchange for services received (net of
    $70,480 charged to additional-paid-in
    capital as expenses of placing common
    stock)                                        $          -   $    16,050        $     16,050
                                                  ============   ===========        ============

 The accompanying notes are an integral part of these consolidated financial statements.

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999

--------------------------------------------------------------------------------

NOTE 1 -  NATURE OF BUSINESS

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

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          (A) INVENTORIES

              Inventories are stated at the lower of cost (first-in, first-out) or market and consist primarily of metal, bulbs, ballasts, machines in process and miscellaneous supplies. During 1999, the Company wrote off $5,307 of items previously included in inventory, as they believed that these items may not have any value in future operations.

          (B) FURNITURE AND EQUIPMENT

              The Company's furniture and equipment is stated at cost. Depreciation is computed on the straight line method over the estimated useful lives of the assets, which range from 3 to 5 years.

          (C) ASSET IMPAIRMENT

              Assets are considered impaired when, based upon current information and events, it is probable that the Company will not realize an economic benefit on the recorded assets. Impairment is measured on an asset specific basis based upon the fair value of the assets or the discounted expected future cash flows. During 1998, the Company wrote-off approximately $40,000 due to impairment, relating to patents and prepaid royalties.

          (D) ORGANIZATIONAL COSTS

              Organizational costs have been expensed in accordance with Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. During 1998, the Company expensed $1,042 of organization costs, as a result of SOP 98-5, which is reflected as a cumulative effect of change in accounting principle in the consolidated statement of operations.

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999

--------------------------------------------------------------------------------

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          (E) INCOME TAX

              Effective January 1, 1996, the Company, with the consent of its stockholders, elected to be treated as an "S" Corporation for income tax purposes. Under this election, federal and state income taxes are payable by the individual stockholders rather than the Company. Accordingly, no provision or liability for income taxes had been included in the consolidated financial statements through December 31, 1997.

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

          (F) EARNINGS PER SHARE

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

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999

--------------------------------------------------------------------------------

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          (F) EARNINGS PER SHARE (CONTINUED)

              Basic and diluted earnings per share amounts are equal because the Company has a net loss and consideration of the outstanding options, warrants and their equivalents would result in anti-dilutive effects to earnings per share.

              The number of shares used to compute EPS was 5,838,606 and 5,836,439 for the years ended December 31, 1999 and 1998, respectively.

          (G) USE OF ESTIMATES

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

          (H) CONCENTRATIONS OF CREDIT RISK

              A major portion of the Company's business is expected to be conducted using its patented technology. Consequently, the Company's profitability may be subjected to changes in technology and its use in commerce, as well as, the enforceability of its patent.

          (I) READINESS FOR YEAR 2000

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

          (J) NEW ACCOUNTING PRONOUNCEMENTS

              The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") effective for the period ending December 31, 1998. SFAS No. 130 requires companies to report by major components and in total, the change of its net assets during the period from non-owner sources. The adoption of SFAS No. 130 did not have a significant effect on the Company's financial position, results of operations, or cash flow, since the Company does not have any components of comprehensive income, other than net income/(loss) from operations.

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999

--------------------------------------------------------------------------------

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          (J) NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

          (K) PATENTS

              The Company has applied for several patents in connection with its technology. There are no assurances that the patents will be granted. During 1998, the total patent costs charged to expense was $137,703 (including $122,000 for legal fees related to the patents).

          (L) OTHER INCOME

              The Company received $50,000 as part of a letter of intent to enter into an agreement with a third-party to produce air purification machines to be sold by the third-party. The letter of intent expired in 90 days, without the consummation of the contract. The $50,000 is reflected as other income in the consolidated statement of operations for 1998.

NOTE 3 -  DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN

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

          The Company has made progress expanding the patent coverage and marketing strategy. The Company has adopted a plan to implement certain courses of action for raising capital and marketing. The Company has also held presentations for major companies to license the technology and sell or distribute its products.

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999

--------------------------------------------------------------------------------

NOTE 3 -  DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN (CONTINUED)

          The Company has been in the development stage since its inception on February 27, 1995. These statements are presented on the basis that the Company will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As shown in the accompanying consolidated financial statements, the Company has incurred net losses since its inception and no revenues. As of December 31, 1999, current liabilities exceeded current assets by approximately $678,000.

          These factors, as well as the Company's ability to obtain additional long-term financing, adequate stockholder capital contributions, future equity funding and achieve and maintain profitable operations, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4 -  RELATED PARTIES

          During 1997, several advances were made to certain stockholders which accrued interest at 7% per annum. During 1998, the Company entered into agreements with these stockholders for consulting services which were paid during the year through the settlement of the open advances. General and administrative expenses include $205,587 in the year ended December 31, 1998 relating to consulting services charged to operations as a result of canceling the loans from these individuals. In addition, $61,061 was paid to these individuals which was also recorded as consulting expense during 1998. Further, $25,001 was paid to another shareholder and charged to consulting expense during 1998. In total, $291,649 was paid to related parties as consulting expense during 1998.

          During 1999, the Company paid approximately $33,000 in consulting fees to related parties.

NOTE 5 -  FURNITURE AND EQUIPMENT, NET

          These accounts consist of the following as of December 31, 1999:

          Furniture and equipment                      $37,534
          Less accumulated depreciation                 28,759
                                                       -------

                                                       $ 8,775
                                                       =======

          Depreciation expense for the years ended December 31, 1999 and 1998 was $5,151 and $9,003, respectively.

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999

--------------------------------------------------------------------------------

NOTE 6 -  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

          These accounts consist of the following as of December 31, 1999:

          Accounts payable                             $214,363
          Accrued interest                               60,104
                                                       --------

                                                       $274,467
                                                       ========

NOTE 7 -  NOTES PAYABLE TO STOCKHOLDERS

          The notes payable to stockholders as of December 31, 1999 is comprised of the following:

          Note accruing interest at 10%; all unpaid interest and principal became due June, 1998, and is personally guaranteed by three of the
          Company's stockholders. As of December 31, 1999 this note was payable
          on demand and was accruing interest at the default rate of 18%.                 $100,000

          Note accruing interest at 12%; maturing the earlier of:  (a) the infusing of gross proceeds of $300,000 in additional debt or equity capital, (b) the closing of an initial public offering or "reverse merger" of the Company into a publicly traded entity, or (c) December
          31, 1999. Subsequent to December 31, 1999 the Company repaid $50,000 of this note. The balance is due on demand and is accruing interest at
          the default rate of 18%.                                                         100,000

          Unsecured loan, interest accruing at 8.75% payable annually commencing
          December, 1996. Loan matured December, 1998 at which time all principal and unpaid interest was due. As of December 31, 1999 this note was payable on demand and was accruing interest at the default
          rate of 18%.                                                                      80,000

          Various unsecured loans, interest accruing at 15%, with original maturity dates ranging from January, 1999 to March, 1999. These notes
          were renewed and now have maturity dates in the year 2000.                        65,000

          Various unsecured loans, interest accruing at 12%, with maturities
          through August 2000.                                                              72,300
                                                                                          --------

                                                                                          $417,300
                                                                                          ========

          The Company has committed to issue certain shares of common stock to certain lenders.

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999

--------------------------------------------------------------------------------

The amounts and ratios of shares are to be determined.

NOTE 8 -  COMMITMENTS AND CONTINGENCIES

          GOVERNMENTAL REGULATIONS

          The Company's operations may be subject to supervision and regulation by governmental regulatory agencies, which could impact and have a material adverse effect on the Company's business, financial condition or results of operations.

          LITIGATION

          The Company, from time to time, is a defendant in legal actions arising from normal business activities. Management does not believe any potential or pending litigation currently exists.

          LEASE OBLIGATION

          In March, 1997, the Company entered into a noncancelable equipment lease totaling $52,088. The factory in which this equipment was located was abandoned during 1997. The Company, however, could not cancel this lease and therefore, continues to make monthly payments.

          Future minimum lease payments under this lease as of December 31, 1999 consisted of the following:

               Years ending December 31,
                    2000                      $12,472
                    2001                       10,418
                    2002                        1,736
                  -----------------------------------
                                              $24,626
                                              =======

          Rental expense for all operating leases amounted to approximately $41,000 during 1998. There was no rental expense during 1999 (NOTE
          12).

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

          FINANCIAL CONSULTING SERVICES AGREEMENT

          During 1999, the Company entered into a financial consulting services agreement with a third party in which the third party consultant will receive 50,000 shares of the Company's common stock in exchange for services. The consultant has not performed the services as of December 31, 1999 and therefore, the shares have not been issued.

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999

--------------------------------------------------------------------------------

NOTE 9 -  STOCKHOLDERS' DEFICIT

          LOSS PER SHARE

          Loss per share is computed by dividing net loss by the number of outstanding shares of common stock. Net loss per share for the periods presented does not include the effects of stock options and warrants because their effects would be anti-dilutive.

          The following table sets forth the computation of net loss per share:

                                                                                                   For the Period
                                                                                                    February 27,
                                                                                                        1995
                                                             Year Ended          Year Ended         (inception)
                                                          -----------------  ------------------       through
                                                            December 31,        December 31,        December 31,
                                                                1999                1998                1999
                                                          -----------------  ------------------  ------------------
          Net loss                                              $ (230,302)         $ (731,814)        $(1,931,321)
                                                                ==========          ==========         ===========

          Weighted average common shares
           outstanding used in computing basic                   5,838,606           5,836,439           5,838,606
           net loss per share                                   ==========          ==========         ===========

          Net loss per share of common stock                    $    (0.04)         $    (0.12)        $     (0.33)
                                                                ==========          ==========         ===========

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

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999

--------------------------------------------------------------------------------

NOTE 9 -  STOCKHOLDERS' DEFICIT (CONTINUED)

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

          During 1999, the Company issued 6,500 shares of common stock for $32,500. Costs related to the registration of the Company were charged against additional paid-in-capital in the amount of $11,201.

          None of these shares were sold through the National Association of Securities Dealers, Inc. (NASD) Broker/Dealers, nor were any commissions paid for these shares. None of the shares issued for services have been issued for future sales of stock.

NOTE 10 - FAIR VALUE

          The Company has estimated the fair value of its financial instruments as of December 31, 1999, as required by Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments." The carrying values of cash, accounts payable and accrued expenses, lease obligations and debt are reasonable estimates of their fair values.

NOTE 11 - INCOME TAXES

          The Company has federal and state net operating loss carryforwards as follows:

                Period Ending                       Federal              State          Years of Expiration
         ------------------------------        -----------------  ------------------  ----------------------
         December 31, 1999                               $737,845            $737,845               2018-2019
                                                         ========            ========               =========

         The deferred tax asset arises from the net operating loss reflected above.

         The Company's total deferred tax liabilities, deferred tax assets and deferred tax asset valuation allowances at December 31, 1999 are as follows:

          Total Deferred Tax Asset                               $258,928
          Less Valuation Allowance                                258,928
                                                                 --------

          Net Deferred Tax Asset                                 $    -0-
                                                                 ========

          The Company provides a 100 percent valuation allowance for any deferred tax asset which is attributable to unused net operating loss carryforwards. Generally accepted accounting principles require a valuation reserve only if it is more likely than not that some portion or all of a deferred tax asset will not be realized.

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999

--------------------------------------------------------------------------------

NOTE 12 -  SUBSEQUENT EVENTS

          In April, 2000, the Company executed a five year lease for space in Hollywood, Florida to house the administrative office, product assembly and shipping operations. The lease also contains an option to renew for an additional five years.

          Future minimum lease payments under this lease consisted of the following:

              Years ending December 31,
                         2000                            $ 31,038
                         2001                              53,208
                         2002                              54,279
                         2003                              55,863
                         2004                              57,764
                         Thereafter                        24,460
                                                         --------
                                                         $ 276,612
                                                         =========

          During 2000, the Company has received $93,000 in loans from shareholders. These monies have been used to pay down debt and for working capital needs.

(b)  Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed by the Company during the year ended December 31, 1999. A Form 8-K was filed on May 5, 2000 for the purpose of disclosing the Company's dismissal of Morrison, Brown, Argiz & Company as the Company's certifying accountant, effective May 1, 2000. Another Form 8-K was filed on May 10, 2000, disclosing the response to the dismissal by the Company's former independent accountant, and disclosing the appointment of Perez-Abreu, Aguerrebere, Sueiro LLC as the Company's certifying accountant, effective May 3, 2000.

(c)  Exhibits
     --------

     See Index to Exhibits at page 39 of this report for a list of exhibits filed with this report and incorporated herein by this reference.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ECO-Rx, Inc.
                                   (Registrant)

                                   By:    /s/ Jerrold M. Nelson
                                          -------------------------------------
                                          Jerrold M. Nelson
                                          Chairman, President and Chief
                                          Executive Officer

                                   Dated: June 23, 2000

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

     Signature                  Title                              Date
     ---------                  -----                              ----

By:  /s/ Jerrold M. Nelson      Chairman of the Board,             June 23, 2000
     ------------------------   President and Chief Executive
     Jerrold M. Nelson          Officer, (Principal Executive
                                Officer) and Director


By:  /s/ Joseph M. Peiken       Vice President, Chief Financial    June 23, 2000
     ------------------------   Officer and Secretary (Principal
     Joseph M. Peiken           Financial Officer and Principal
                                Accounting Officer) and Director

By:  /s/ Gary Arnold            Director                           June 23, 2000
     ------------------------
     Gary Arnold

By:  /s/ Roger A. Nelson        Director                           June 23, 2000
     ------------------------
     Roger A. Nelson

                               INDEX TO EXHIBITS

Exhibit No.                                                           Page No.
-----------                                                           --------
3.1            Articles of Incorporation of Registrant, as            *
               originally filed and amended

3.2            Bylaws                                                 *

4.1            Form of common stock certificate                       *

10.1           Consulting Agreement with Fitch, Inc. dated            *
               January 17, 1997

10.2           Lease dated June 1, 2000                               40

16             Copy of Letter dated May 5, 2000 from Morrison,        **
               Brown, Argiz & Company on change in certifying accountant

21.1           Subsidiary of Registrant                               55

23.1           Consent of Perez-Abreu, Aguerrebere, Sueiro LLC        56


* Previously filed as an Exhibit to Registrant's Form 10-SB (file 0-28117) and incorporated herein by this reference.

** Previously filed as an Exhibit to the Form 8-K filed by the Registrant on May 10, 2000 and incorporated herein by this reference.