Form 10QSB
period 2000-06-30
ECO RX INC
filed 2000-08-17
CIK 1098334

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10 - QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ________________ to __________________

                          Commission File No. 0-28117

                                 Eco-Rx, Inc.
                                 ------------

       (Exact name of Small Business Issuer as Specified in its charter)


      Florida                                                 65-0569329
      -------                                                 ----------

  (State or other jurisdiction or               (IRS employer Identification No)
             organization)


                           2051 Northeast 191 Drive
                          North Miami Beach, FL 33179
                          ---------------------------
                   (Address of Principal Executive Offices)

                                (305) 937 1862
                                ---------------

                        (Registrant's Telephone Number)

                                Not applicable
                                --------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X     No___
                                                               ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock,$0.001 par value            At August 1, 2000         5,842,939
Preferred Stock, $0.001 par value        At August 1, 2000         None

Transitional Small Business Disclosure Format: Yes [_]  No [x]

PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2000 AND 1999
(UNAUDITED)
===============================================================================

                                                                   June 30,
                                                            2000            1999
                                                            ----            ----
 CURRENT ASSETS
  Cash                                                  $       767   $     2,532
  Inventory                                                       -         5,307
                                                        -----------   -----------

      TOTAL CURRENT ASSETS                                      767         7,839

FURNITURE AND EQUIPMENT, NET                                 10,784         9,385

OTHER ASSETS                                                 13,687         2,755
                                                        -----------   -----------
       TOTAL ASSETS                                     $    25,238   $    19,979
                                                        ===========   ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
 Current portion of lease obligation                    $    13,888   $    10,416
 Accounts payable and accrued expenses                      389,226       204,262
 Notes payable to stockholders                              506,600       350,000
                                                        -----------   -----------

      TOTAL CURRENT LIABILITIES                             909,714       564,678

LEASE OBLIGATION                                              6,090        18,958
                                                        -----------   -----------
       TOTAL LIABILITIES                                    915,804       583,636
                                                        -----------   -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
 Preferred stock - $.001 par value, 5,000,000 shares
  authorized; none issued and outstanding
 Common stock - $.001 par value, 10,000,000 shares
  authorized; 5,842,939 shares issued
  and outstanding                                             5,843         5,836
 Additional paid-in capital                               1,247,376     1,217,334
 Deficit accumulated during the development stage        (2,143,785)   (1,786,827)
                                                        -----------   -----------
      TOTAL STOCKHOLDERS' DEFICIT                          (890,566)     (563,657)
                                                        -----------   -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT       $    25,238   $    19,979
                                                        ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
JUNE 30, 2000 AND 1999
================================================================================
(UNAUDITED)

                                                                                             For the Period
                                                                                            February 27, 199
                                                                                                (Inception)
                                                 Quarter Ended        Quarter Ended             thru June
                                                    June 30,             June 30,                30, 2000
                                                     2000                 1999                 (Unaudited)
                                                --------------        ------------            ------------
REVENUES                                        $           -         $         -             $         -
                                                -------------         -----------             -----------
COSTS AND EXPENSES
   General and administrative                         166,100              56,246               1,521,698
   Depreciation and amortization                        4,160               4,542                  59,374
   Interest                                            38,349              20,581                 166,271
   Research and development                             3,855               4,441                  68,710
   Abandonment of property                                  -                   -                 384,917
                                                -------------         -----------             -----------

    TOTAL EXPENSES                                   (212,464)            (85,810)             (2,200,970)

INTEREST INCOME                                             -                   -                   8,227

OTHER INCOME                                                -                                      50,000
                                                -------------         -----------             -----------
LOSS BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE                      (212,464)            (85,810)             (2,142,743)

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                                       -                   -                  (1,042)
                                                -------------         -----------             -----------

      NET LOSS                                  $    (212,464)        $   (85,810)            $(2,143,785)
                                                =============         ===========             ===========

BASIC AND DILUTED NET LOSS PER
SHARE OF COMMON STOCK:

 Loss before cumulative effect of change in
  accounting principle                          $        (.04)        $      (.01)            $      (,37)

 Cumulative effect of change in accounting
  principle                                                 -                   -                       -
                                                -------------         -----------             -----------

BASIC AND DILUTED NET LOSS PER SHARE            $       (0.04)        $     (0.01)            $     (0.37)
                                                =============         ===========             ===========

SHARES USED IN THE CALCULATION
OF BASIC AND DILUTED NET LOSS PER SHARE             5,842,939           5,836,439               5,842,939
                                                =============         ===========             ===========

 The accompanying notes are an integral part of these consolidated financial statements.

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
JUNE 30, 2000 AND 1999
(UNAUDITED)
================================================================================

                                                                               Accumulated
                                                                       Additional           During the
                                               Common Stock              paid-in            Development
                                            -------------------
                                            Shares       Par Value       Capital               Stage             Total
                                         ------------   -------------  -----------        -------------     -------------
Balances at February 27, 1995
(inception) (unaudited)                           -      $       -       $        -         $         -       $        -

Common stock issued for cash
 (unaudited)                              3,700,497          3,700           89,015                   -           92,715
                                         ----------     ----------     ------------         -----------       ----------

Balances at December 31, 1995
 (unaudited)                              3,700,497          3,700           89,015                   -           92,715

Common stock issued for cash
 (unaudited)                                 94,228             94           59,906                   -           60,000

Net loss (unaudited)                              -              -                -            (168,096)        (168,096)
                                         ----------     ----------     ------------         -----------       ----------

Balances at December 31, 1996
 (unaudited)                              3,794,725          3,794          148,921            (168,096)         (15,381)

Common stock issued for cash                946,727            947          758,803                   -          759,750

Less:  Cost of services related
To registration                                                             (60,595)                             (60,595)

Common stock issued in
 connection with loan payable                10,000             10              (10)                  -                -

Net loss                                          -              -                -            (801,109)        (801,109)
                                         ----------     ----------     ------------         -----------       ----------

Balances at December 31,
1997                                      4,751,452          4,751          847,119            (969,205)        (117,335)

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)
JUNE 30, 2000 AND 1999
(UNAUDITED)
================================================================================

                                                                                                 Deficit

                                                Common Stock                                   Accumulated
                                             -----------------
                                                                        Additional              During the
                                                                          paid-in               Development
                                            Shares        Par Value       Capital                  Stage               Total
                                            ------        ---------     -----------             -----------            -----
Common stock issued for cash
 and stock subscription
 receivable                                 112,000             112            213,888                    -            214,000

Conversion of loan payable to
 common stock                                75,000              75            149,925                    -            150,000

Common stock issued
 for services                               897,987             898             85,632                    -             86,530

    Less: Cost of services (paid
     with common stock
     above) related to issuing
     common stock                                 -               -            (70,480)                   -            (70,480)

Net loss                                          -               -                  -             (731,814)          (731,814)
                                          ---------       ---------     --------------         ------------         ----------

Balances at December 31, 1998             5,836,439           5,836          1,226,084           (1,701,019)          (469,099)

Common stock issued for cash                  6,500               7             32,493                                  32,500

Less: Cost of services related
to registration                                                                (11,201)                                (11,201)

Net Loss                                          -               -                  -             (230,302)          (230,302)
                                          ---------       ---------     --------------         ------------         ----------

Balances at December 31, 1999             5,842,939       $   5,843     $    1,247,376         $ (1,931,321)        $ (678,102)

Net Loss for the Six Month
Period ending June 30, 2000                       -               -                  -             (212,464)          (212,464)
                                          ---------       ---------     --------------         ------------         ----------

Balances at June 30, 2000                 5,842,939       $   5,843     $    1,247,376         $ (2,143,785)        $ (890,566)
                                          ---------       ---------     --------------         ------------         ----------

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
JUNE 30, 2000 AND 1999
(UNAUDITED)
================================================================================

                                                                                For the Period
                                                                               February 27, 1995
                                                                                  (Inception)
                                                  Six Months   Six Months            thru
                                                     Ended        Ended            June 30,
                                                    June 30,    June 30,             2000
                                                      2000        1999            (Unaudited)
                                                   ---------    ---------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                          $(212,464)   $ (85,810)        $(2,143,785)
                                                   ---------    ---------         -----------
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                        4,160        4,542              59,374
  Abandonment of property                                  -            -             384,917
  Adjustment to inventory for impairment                                               35,384
  Services received in exchange for stock                  -                           16,050
  Consulting fee paid by reclassifying
   advances to stockholders                                -                          205,587
  Cumulative effect of change in
   accounting principle                                    -                            1,042
  Changes in operating assets and liabilities:
   Inventory                                               -            -            (120,791)
   Advances to stockholders                                -            -            (205,587)
   Other assets                                      (10,912)                         (88,490)
   Accounts payable and accrued expenses             114,759      (29,670)            389,226
                                                   ---------    ---------         -----------

      TOTAL ADJUSTMENTS                              108,007      (25,128)            676,712
                                                   ---------    ---------         -----------

      NET CASH USED IN OPERATING
      ACTIVITIES                                    (104,457)    (110,938)         (1,467,073)
                                                   ---------    ---------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of fixed assets                        -                           16,000
 Capital expenditures                                 (6,169)      (3,617)           (259,799)
                                                   ---------    ---------         -----------

      NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES                            (6,169)      (3,617)           (243,799)
                                                   ---------    ---------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from stockholder loans                     139,300      110,000             723,400
 Proceeds from issuance of common stock                             6,292           1,098,370
 Expense related to registration                                        -             (11,201)
 Repayment of stockholder loan                       (50,000)           -             (66,800)
 Payment of lease obligation                          (4,648)      (3,617)            (32,110)
                                                   ---------    ---------         -----------

      NET CASH PROVIDED BY
       FINANCING ACTIVITIES                           84,652      116,251           1,711,659
                                                   ---------    ---------         -----------

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
JUNE 30, 2000 AND 1999
(UNAUDITED)

---------------------------------------------------------------------------------------

                                                                       For the Period
                                                                      February 27, 1995
                                                                         (Inception)
                                              Six Months  Six Months       through
                                                Ended       Ended         June 30,
                                               June 30,    June 30,         2000
                                                 2000        1999        (Unaudited)
                                              ----------  ----------    -------------
NET INCREASE (DECREASE) IN CASH                   25,974       1,696              767

CASH AT BEGINNING OF YEAR                         26,761         836                -
                                              ----------  ----------    -------------

CASH AT END OF PERIOD                            $   767      $2,532         $    767
                                              ==========  ==========    =============

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:

 Cash paid for interest                          $23,404      $    -         $ 56,994
                                              ==========  ==========    =============

 Cash paid for income taxes                      $     -      $    -         $      -
                                              ==========  ==========    =============

SUPPLEMENTAL SCHEDULE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:

 Leased equipment                                $     -      $    -         $ 52,088
                                              ==========  ==========    =============

 75,000 shares of common stock issued in
 exchange for settlement of outstanding
 note to a stockholder                           $     -      $    -         $150,000
                                              ==========  ==========    =============

 897,987 shares of common stock issued
 in exchange for services received (net of
 $70,480 charged to additional-paid-in
 capital as expenses of placing common
 stock)                                          $     -      $    -         $ 16,050
                                              ==========  ==========    =============

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
(UNAUDITED)


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

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          (A)  INVENTORIES

               Inventories are stated at the lower of cost (first-in, first-out) or market and consist primarily of metal, bulbs, ballasts, machines in process and miscellaneous supplies. In the third quarter of 1999, the Company wrote off $5,307 of items previously included in inventory, as they believed that these items may not have any value in future operations.

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

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
(UNAUDITED)


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          (D)  ORGANIZATIONAL COSTS

               Organizational costs have been expensed in accordance with Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. During 1998, the Company expensed $1,042 of organization costs, as a result of SOP 98-5, which is reflected as a cumulative effect of change in accounting principle in the consolidated statement of operations

          (E)  INCOME TAX

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

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
(UNAUDITED)


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

          The number of shares used to compute EPS was 5,842,939 and 5,836,439 for the period ended June 30, 2000 and 1999, respectively.

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

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
(UNAUDITED)


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

          (L)  OTHER INCOME

               The Company received $50,000 as part of a letter of intent to enter into an agreement with a third-party to produce air purification machines to be sold by the third-party. The letter of intent expired in 90 days, without the consummation of the contract. The $50,000 is reflected as other income in the cumulative column in the consolidated statement of operations.

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

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
(UNAUDITED)


NOTE 3 -  DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN (CONTINUED)

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


NOTE 4 -  FURNITURE AND EQUIPMENT, NET

          These accounts consist of the following as of June 30, 2000:

          Furniture and equipment                                       $ 43,703
          Less accumulated depreciation                                   32,919
                                                                        --------

                                                                        $ 10,784
                                                                        ========

          Depreciation expense for the six months ended June 30, 2000 and 1999 was $4,160 and $4,542, respectively.

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
(UNAUDITED)


NOTE 5 -  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

          These accounts consist of the following as of June 30, 2000:

          Accounts payable                                             $ 296,698
          Accrued interest                                                92,528
                                                                       ---------

                                                                       $ 389,226
                                                                       =========

NOTE 6 -  NOTES PAYABLE TO STOCKHOLDERS

          The notes payable to stockholders as of June 30, 2000 is comprised of the following:


          Note accruing interest at 10%; all unpaid interest and
          principal became due June, 1998, and is personally
          guaranteed by three of the Company's stockholders. As
          of December 31, 1999 this note was payable on demand
          and was accruing interest at the default rate of 18%.        $ 100,000

          Note accruing interest at 12%; maturing the earlier of:
          (a) the infusing of gross proceeds of $300,000 in
          additional debt or equity capital, (b) the closing of an
          initial public offering or "reverse merger" of the
          Company into a publicly traded entity, or (c) December
          31, 1999. Subsequent to December 31, 1999 the Company
          repaid $50,000 of this note. The balance is due on demand
          and is accruing interest at the default rate of 18%.            50,000

          Unsecured loan, interest accruing at 8.75% payable
          annually commencing December, 1996. Loan matured December,
          1998 at which time all principal and unpaid interest
          was due. As of December 31, 1999 this note was payable
          on demand and was accruing interest at the default rate
          of 18%.                                                         80,000

          Various unsecured loans, interest accruing at 15%, with
          original maturity dates ranging from January, 1999 to
          March, 1999. These notes were renewed and now have
          maturity dates in the year 2000.                               194,300

          Various unsecured loans, interest accruing at 12%, with
          maturities through August 2000.                                 82,300
                                                                       ---------

                                                                       $ 506,600
                                                                       =========

          The Company has committed to issue certain shares of common stock to certain lenders. The amounts and ratios of shares are to be determined.

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
(UNAUDITED)


NOTE 7 -  COMMITMENTS AND CONTINGENCIES

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

          Future minimum lease payments under this lease as of June 30, 2000 consisted of the following:

               Twelve months ending June 30,

                                      2001                  $ 13,888
                                      2002                     6,090
                                                            --------
                                                            $ 19,978
                                                            ========

          Rental expense for all operating leases amounted to approximately $4,700 during the first six months of 2000. There was no rental expense during 1999.

          In April, 2000, the Company executed a five year lease for space in Hollywood, Florida to house the administrative office, product assembly and shipping operations. The lease also contains an option to renew for an additional five years.

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
(UNAUDITED)


          Future minimum lease payments under this lease consisted of the following:

             Twelve months ending June 30,

                         2000                     $  31,038
                         2001                        53,208
                         2002                        54,279
                         2003                        55,863
                         2004                        57,764
                         Thereafter                  24,460
                                                  ---------

                                                  $ 276,612
                                                  =========


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

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
(UNAUDITED)


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

          The following table sets forth the computation of net loss per share:

                                                                                             For the Period
                                                                                              February 27,
                                                                                                  1995
                                                                                               (inception)
                                                             Ended             Ended             through
                                                           June 30,           June 30,          June 30,
                                                             2000               1999              2000
                                                          ----------        -----------       ------------
          Net loss                                        $ (212,464)       $   (85,810)      $ (2,143,785)
                                                          ==========        ===========       ============

               Weighted average common shares
                outstanding used in computing basic
                net loss per share                         5,842,939          5,838,939          5,842,939
                                                          ==========        ===========       ============

          Net loss per share of common stock              $    (0.04)       $     (0.01)      $      (0.37)
                                                          ==========        ===========       ============

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

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
(UNAUDITED)


NOTE 8 -  STOCKHOLDERS' DEFICIT (CONTINUED)


          During 1996, the Company issued 94,228 shares of common stock for $60,000. An additional 46,727 shares of common stock was issued during 1997 for $759,750. The Company incurred $60,595 of expenses related to this issuance. Also during 1997, 10,000 shares of common stock were issued to an individual who loaned money to the Company.

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

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
(UNAUDITED)


        about Fair Value of Financial Instruments." The carrying values of cash, accounts payable and accrued expenses, lease obligations and debt are reasonable estimates of their fair values.

NOTE 10 - INCOME TAXES

          The Company has federal and state net operating loss carryforwards as follows:

             Period Ending         Federal       State    Years of Expiration
           --------------------  -----------   ---------  -------------------
           December 31, 1999      $737,845      $737,845       2018-2019
                                  ========      ========       =========
           June 30, 2000          $212,464      $212,464        2020

          The deferred tax asset arises from the net operating loss reflected above.

          The Company's total deferred tax liabilities, deferred tax assets and deferred tax asset valuation allowances at June 30, 2000 are as follows:

          Total Deferred Tax Asset                     $333,290
          Less Valuation Allowance                      333,290
                                                        -------

          Net Deferred Tax Asset                       $     -0-


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


(a)   Eco-Rx's plan of operation for the next twelve months

     . Complete the process of filing a Form 10-SB with the Securities And Exchange Commission.

     . Complete the design of five air purification units; two room units, as well as three for medium and larger rooms, and have them tested at an independent laboratory to insure that they meet the Company's requirements;

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



b)    Product Research and Development for the Next 12 Months

     Over the next 12 months, the Company anticipates its product research and development will be for (a) air purification products for automobiles and trucks and home central air conditioning systems, and (b) water purification applications utilizing the technology.

    Expenditures for the Next 12 Months

     The Company anticipates that its cash requirements over the next 12 months will total approximately $ 3,500,000, including the cost of production of plastic injection molds for the products, the return of loans and the payment of the old accounts payable.

(d) The Company will hire a new chief executive officer and a new chief financial officer, a secretary/receptionist, and others to supervise the assembly of the machines.

                          Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

The Company is in default on three notes payable. In February 2000, the Company paid $5,000 in interest to extend two of the notes, one for $100,000 and one for $80,000. They are now due on demand, accruing interest at the default rate of 18%. The third note for $100,000 was due at the end of 1999. It has been reduced to $50,000. The note holder has demanded rapid payment.

Item 4. Submission of matters to a Vote of Security Holders

None

Item 5. Other Information

During the quarter ended June 30, 2000, the Company (a) on June 30, 2000 filed a Form 10-KSB for the year ended December 31, 2000, and will be filing an amended Form 10-KSB for such period on or about August 18, 2000; and (b) on May 15, 2000 filed a Form 10-QSB for the quarter ended March 31, 2000, and will be filing an amended Form 10-QSB for such period on or about August 18, 2000.

Item 6. Exhibits and Reports on Form 8-K.

   (a) See the Index to Exhibits on page 24 hereof.

   (b) Reports were filed on Form 8-K on May 5, 2000 and May 10, 2000. The Form 8-K filed on May 5, 2000 reported the dismissal on May 1, 2000 of Morrison, Brown, Argiz & Company as the Company's certifying accountant. The form 8-K filed on May 10, 2000 reported the Company's engagement on May 3, 2000 of Perez-Abreu, Aguerrebere, Sueiro LLC as the Company's principal accountant to audit the Company's financial statements.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     ECO-Rx, Inc.
                                     (Registrant)

                                     By: /s/ Joseph M. Peiken
                                         ----------------------------
                                             Joseph M. Peiken
                                             Vice President and Chief Financial
                                             Officer

Date: August 15, 2000

                                   PART III



Item 1.   Index to Exhibits

          Exhibit No.           Description                           Page No.
          -----------           -----------                           --------

          3.1            Articles of Incorporation of Registrant,
                         as originally filed and amended              (1)

          3.2            Bylaws of Registrant                         (1)

          4.1            Form of Common Stock Certificate             (1)

         10.1            Consulting Agreement with Fitch,
                         Inc. dated January 17, 1997                  (1)

         10.2            Office Lease                                 (2)

         16              Copy of Letter dated May 5, 2000
                         from Morrison, Brown, Argiz &
                         Company on change in certifying
                         Accountant                                   (3)

         21.1            Subsidiary of Registrant                     (3)

         23.1            Consent of Perez-Abreu, Aguerrebere,
                         Sueiro LLC                                   (1)

         27              Financial Data Schedule

(1)       Previously filed as an Exhibit to Registrant's Form 10-SB (file 0-
           28117) and incorporated herein by this reference.

(2)       Previously filed as an Exhibit to Registrant's Form 10-KSB for the year ended December 31, 1999, and incorporated herein by this reference.

(3)       Previously filed as an Exhibit to Registrant's Form 8-K filed by the
           Registrant on May 10, 2000 and incorporated herein by this reference.


Item 2.   Description of Exhibits

           None