Form 10QSB/A
period 2000-03-31
ECO RX INC
filed 2000-08-25
CIK 1098334

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10 - QSB/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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


                                (305) 937 1862
                                --------------
                          (Registrant's Telephone Number)

                                Not applicable
                                --------------
  (Former name, former address and former fiscal year, if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES  X    NO ____
                                                              ---
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

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

Transitional Small Business Disclosure Format: Yes [_]  No [x]

PART I.        FINANCIAL INFORMATION

          Item 1.  Consolidated Financial Statements

                   ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                   MARCH 31,

                                                                        2000          1999
                                                                 -----------   -----------
CURRENT ASSETS
 Cash                                                            $    21,291   $     2,704
 Inventory                                                                 0         5,307
                                                                 -----------   -----------

      TOTAL CURRENT ASSETS                                            21,291         8,011

FURNITURE AND EQUIPMENT, NET                                          12,864        11,656

OTHER ASSETS, NET                                                      2,586         2,755
                                                                 -----------   -----------

      TOTAL ASSETS                                               $    36,741   $    22,422
                                                                 ===========   ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
 Current portion of lease obligation                             $    10,418   $    10,418
 Accounts payable and accrued expenses                               305,793       199,033
 Notes payable to stockholders                                       470,300       330,000
                                                                 -----------   -----------

      TOTAL CURRENT LIABILITIES                                      786,511       539,451

LEASE OBLIGATION                                                       9,559        21,705
                                                                 -----------   -----------

      TOTAL LIABILITIES                                              796,070       561,156
                                                                 -----------   -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
 Preferred stock - $.001 par value, 5,000,000 shares
  authorized; none issued and outstanding
 Common stock - $.001 par value, 10,000,000 shares
  authorized; 5,842,939 and 5,836,439 shares issued
  and outstanding at March 31, 2000 and 1999
  respectively                                                         5,843         5,836
 Additional paid-in capital                                        1,247,376     1,222,334
 Deficit accumulated during the development stage                 (2,012,548)   (1,766,904)
                                                                 -----------   -----------

      TOTAL STOCKHOLDERS' DEFICIT                                   (759,329)     (538,734)
                                                                 -----------   -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $    36,741   $    22,422
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

                   ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                      For the Period
                                                                                    February 27, 1995
                                                                                        (Inception)
                                               Quarter Ended       Quarter Ended          through
                                                  March 31,           March 31,           March 31,
                                                    2000                1999                2000
                                                ------------        ------------       ------------
COSTS AND EXPENSES
   General and administrative                   $     59,052        $     42,130       $  1,414,650
   Depreciation                                        2,080               2,271             57,294
   Interest                                           16,895              17,043            144,817
   Research and development                            3,200               4,441             68,055
   Abandonment of property                                 -                   -            384,917
                                                ------------        ------------       ------------
    TOTAL EXPENSES                                    81,227              65,885          2,069,733

INTEREST INCOME                                            -                                  8,227

OTHER INCOME                                               -                   -             50,000
                                                ------------        ------------       ------------

LOSS BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE                      (81,227)            (65,885)        (2,011,506)

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                                      -                   -             (1,042)
                                                ------------        ------------       ------------

    NET LOSS                                    $    (81,227)       $    (65,885)      $ (2,012,548)
                                                ============        ============       ============

NET LOSS PER SHARE OF COMMON STOCK:

 Loss before cumulative effect of change in
  accounting principle                          $      (0.01)       $      (0.01)      $      (0.34)

 Cumulative effect of change in accounting
  principle                                                -                   -                  -
                                                ------------        ------------       ------------

    NET LOSS                                    $      (0.01)       $      (0.01)      $      (0.34)
                                                ============        ============       ============

SHARES USED IN THE CALCULATION OF
NET LOSS PER SHARE                                 5,842,939           5,836,439          5,842,939
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

                    ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                  (UNAUDITED)

                                                                                     Deficit

                                                                                   Accumulated
                                                                     Additional     During the
                                               Common Stock            paid-in     Development
                                         -------------------------
                                            Shares      Par Value      Capital        Stage         Total
                                         -----------   -----------   -----------   -----------   -----------
Balances at February 27, 1995
(inception) (unaudited)                            -   $         -   $         -   $         -   $         -

Common stock issued for cash
 (unaudited)                               3,700,497         3,700        89,015             -        92,715
                                         -----------   -----------   -----------   -----------   -----------

Balances at December 31, 1995
 (unaudited)                               3,700,497         3,700        89,015             -        92,715

Common stock issued for cash
 (unaudited)                                  94,228            94        59,906             -        60,000

Net loss (unaudited)                               -             -             -      (168,096)     (168,096)
                                         -----------   -----------   -----------   -----------   -----------

Balances at December 31, 1996
 (unaudited)                               3,794,725         3,794       148,921      (168,096)      (15,381)

Common stock issued for cash                 946,727           947       758,803             -       759,750
Less: Cost of services related
 to registration                                   -             -       (60,595)            -       (60,595)
Common stock issued in
 connection with loan payable                 10,000            10           (10)            -             -

Net loss                                           -             -             -      (801,109)     (801,109)
                                         -----------   -----------   -----------   -----------   -----------

Balances at December 31, 1997              4,751,452         4,751       847,119      (969,205)     (117,335)

Common stock issued for cash
 and stock subscription receivable           112,000           112       213,888             -       214,000

Conversion of loan payable to
 common stock                                 75,000            75       149,925             -       150,000

Common stock issued
 for services                                897,987           898        85,632             -        86,530

The accompanying notes are an integral part of these consolidated financial statements.

                   ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                  (UNAUDITED)

                                                                                     Deficit

                                                                                   Accumulated
                                                                     Additional     During the
                                               Common Stock            paid-in     Development
                                         -------------------------
                                            Shares      Par Value      Capital        Stage         Total
                                         -----------   -----------   -----------   -----------   -----------
      Less: Cost of services (paid
       with common stock above)
       related to issuing common
       stock                                       -             -       (70,480)            -       (70,480)

Net loss                                           -             -             -      (731,814)     (731,814)
                                         -----------   -----------   -----------   -----------   -----------

Balances at December 31, 1998              5,836,439   $     5,836   $ 1,226,084   $(1,701,019)  $  (469,099)


Common stock issued for cash                   6,500             7        32,493                      32,500

   Less:  Cost of services related
    to registration                                                      (11,201)                    (11,201)

Net Loss                                                                              (230,302)     (230,302)
                                         -----------   -----------   -----------   -----------   -----------

Balances at December 31, 1999              5,842,939         5,843     1,247,376    (1,931,321)     (678,102)

Net Loss                                                                               (81,227)      (81,227)
                                         -----------   -----------   -----------   -----------   -----------

Balances at March 31, 2000                 5,842,939         5,843     1,247,376    (2,012,548)     (759,329)
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

                   ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                       For the Period
                                                                                     February 27, 1995
                                                                                        (Inception)
                                                  Quarter Ended    Quarter Ended          through
                                                      March31,        March 31,           March 31,
                                                        2000            1999                2000
---------------------------------------------------------------    -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                           $   (81,227)    $   (65,885)        $(2,012,548)
                                                    -----------     -----------         -----------
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                          2,080           2,271              57,294
   Abandonment of property                                    -                             384,917
   Adjustment to inventory for impairment                     -                              35,384
   Services received in exchange for stock                                                   16,050
   Consulting fee paid by reclassifying
      advances to stockholders                                -               -             205,587
   Cumulative effect of change in
      accounting principle                                                    -               1,042
   Changes in operating assets and liabilities:
    Inventory                                                 -                            (120,791)
    Accounts receivable                                       -          15,000                   -
    Advances to stockholders                                  -                            (205,587)
    Other assets                                            169                             (77,409)
    Accounts payable and accrued expenses                31,325          34,900             305,792
                                                    -----------     -----------         -----------

      TOTAL ADJUSTMENTS                                  33,574         (17,630)            602,279
                                                    -----------     -----------         -----------

      NET CASH USED IN OPERATING
       ACTIVITIES                                       (47,653)        (83,515)         (1,410,269)
                                                    -----------     -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of fixed assets                           -               -              16,000
 Capital expenditures                                    (6,167)              -            (259,797)
                                                    -----------     -----------         -----------

      NET CASH USED IN INVESTING
       ACTIVITIES                                        (6,167)        (83,515)           (243,797)
                                                    -----------     -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from stockholder loans (net)                  103,000           90,000             687,100
 Proceeds from issuance of common stock                       -                            1,098,370
 Expense related to registration                              -          (3,750)              11,201
 Repayment of stockholder and other loan                (50,000)              -              (66,800)
 Payment of lease obligation                             (4,650)           (867)             (32,112)
                                                    -----------     -----------         -----------

The accompanying notes are an integral part of these consolidated financial statements.

                   ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                           For the Period
                                                                                         February 27, 1995
                                                                                            (Inception)
                                                  Quarter Ended        Quarter Ended          through
                                                      March31,            March 31,           March 31,
                                                        2000                1999                2000
---------------------------------------------------------------        -------------       -------------
      NET CASH PROVIDED BY
       FINANCING ACTIVITIES                              48,350               85,383           1,675,357
                                                  -------------        -------------       -------------

NET INCREASE (DECREASE) IN CASH                          (5,470)               1,868              (4,646)
CASH AT BEGINNING OF YEAR                                26,761                  836              25,925
                                                  -------------        -------------       -------------

CASH AT END OF PERIOD                             $      21,291        $       2,704       $      21,291
                                                  =============        =============       =============

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

 Cash paid for interest                           $           -        $           -       $      33,590
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

                   ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE QUARTERS ENDED MARCH 31, 2000 and 1999
                                  (UNAUDITED)


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

                   ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE QUARTERS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)


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

                   ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE QUARTERS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)

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

                   ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE QUARTERS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)

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

                   ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE QUARTERS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)


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

          The Company has been in the development stage since its inception on February 27, 1995. These statements are presented on the basis that the Company will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As shown in the accompanying consolidated financial statements, the Company has incurred net losses during the Quarters ended March 31, 2000 and 1999 of $81,226 and $65,885 respectively. As of March 31, 2000, current liabilities exceeded current assets by $765,220.


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

                   ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE QUARTERS ENDED MARCH 31, 2000 AND 1999
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

                   ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE QUARTERS ENDED MARCH 31, 2000 AND 1999
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

                   ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE QUARTERS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)


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

          Future minimum lease payments under this lease consisted of the following at March 31, 2000.

               Years ending March 31,

                    2001                                         10,418
                    2002                                          9,559
                                                               --------
                                                               $ 19,977
                                                               ========
          DESIGN AND CONSULTING AGREEMENT

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

                   ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE QUARTERS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)


NOTE 8 -  STOCKHOLDERS' DEFICIT (CONTINUED)

The following table sets forth the computation of net loss per share:

                                                                                           For the Period
                                                                                             February 27,
                                                                                                1995
                                                         Quarter           Quarter           (Inception)
                                                          Ended             Ended              through
                                                        March 31,         March 31,           March 31,
                                                           2000              1999                2000
                                                        ----------        ----------          ----------
          Net loss                                      $  (81,227)       $  (65,885)      $  (2,012,548)
                                                        ==========        ==========          ==========

          Weighted average common shares
           outstanding used in computing basic
           net loss per share                            5,842,939         5,836,439           5,842,939
                                                        ==========        ==========          ==========

          Net loss per share of common stock            $    (0.01)       $    (0.01)         $    (0.34)
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

          During 1996, the Company issued 94,228 shares of common stock for $60,000. An additional 946,727 shares of common stock were issued during 1997 for $759,750. The Company incurred $60,595 of expenses related to this issuance. Also during 1997, 10,000 shares of common stock were issued to an individual who loaned money to the Company.

The accompanying notes are an integral part of these consolidated financial statements.

                   ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE QUARTERS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)


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


NOTE 10 -  INCOME TAXES

           The Company has federal and state net operating loss carryforwards as follows:

                Period Ending          Federal       State      Year of Expiration
           ----------------------   -----------   -----------   ------------------
           December 31, 1998        $   507,543   $   507,543           2018
                                    ===========   ===========
           December 31, 1999        $   230,302   $   230,302           2019
                                    ===========   ===========
           March 31, 2000           $    81,227   $    81,227           2020
                                    ===========   ===========

          The deferred tax asset arises from the net operating loss reflected above.

          The Company's total deferred tax liabilities, deferred tax assets and deferred tax asset valuation allowances at March 31, 2000 are as follows:

          Total Deferred Tax Asset                               $  294,865
          Less Valuation Allowance                                  294,865
                                                                 ----------

          Net Deferred Tax Asset                                 $      -0-
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

(c)  Expenditures for the Next 12 Months

     The Company anticipates that its cash requirements over the next 12 months will total approximately $ 2,000,000, including the cost of production of plastic injection molds for the products. The Company intends to raise approximately $2,000,000 in a nonpublic offering.

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

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K.

    (a) See exhibits

    (b) No reports on Form 8-k were filed during the quarterly period ended March 31, 2000.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                    ECO-Rx, Inc.
                                              ---------------------------------
                                                       (Registrant)

Date   August 21,2000                           By:  /s/ Joseph M. Peiken, CFO
     ---------------------                        -----------------------------
                                                            (Signature)

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

27             Financial Data Schedule



(1) Previously filed as an Exhibit to Registrant's Form 10-SB (file 0-28117) and incorporated herein by this reference.

(2) Previously filed as an Exhibit to Registrant's Form 10-KSB for the year ended December 31, 1999, and incorporated herein by this reference.

Item 2.       Description of Exhibits

None