Form 10KSB/A
period 1999-12-31
ECO RX INC
filed 2000-09-06
CIK 1098334

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A

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

During January 1997, the Company sold 654,956 shares of common stock to Kevin S. Waltzer and 11,250 shares to Lee Waltzer, both accredited investors, for cash in the aggregate amount of $397,500. These sales were made under the exemption from registration provided by Section 4(2) of the Securities Act for transactions not involving a public offering. Also during the year ended December 31, 1997, the Company issued 280,521 restricted shares of common stock for cash, in a private placement under Rule 506 of Regulation D, in the aggregate amount of $362,250 (average price of approximately $1.29 per share), and 10,000 restricted shares of common stock were issued to Gary Arnold in consideration of his making a loan to the Company. Mr. Arnold, who assisted the Company with information regarding the application of the Company's products to hospital environments, later became an executive officer of the Company. The Company incurred $60,595 of expenses relating to the issuance of the 946,727 shares of common stock for $759,750 in 1997.

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

Notes Payable to Stockholders
-----------------------------


David Mack               Note originally accruing interest at 10% per annum; all unpaid interest            $ 100,000
                         and principal became due during June 1998, and is personally guaranteed by Jerrold M. Nelson, Joseph M. Peiken and Theodore M. Shlisky, three of the Company's stockholders.  As of December 31, 1999, this note was payable on demand and was accruing interest at the default rate of 18%.
                         Mr. Mack was paid $5,000 in interest during February 2000 to extend the note.

David Mack               Unsecured loan, interest originally accruing at 8.75% payable annually                80,000
                         commencing December 1996.  The loan became due in  December 1998.  As of
                         December 31, 1999, this note was accruing interest at the default rate of
                         18%. In consideration of the $5,000 payment described above Mr. Mack agreed to extend this note, and the note is now payable upon demand.

Virginia Levitt          Various unsecured loans, interest accruing at 15%, with original maturity             65,000
Eddie Levitt             dates ranging from January 1999 to March 1999. These notes were renewed
Morris Levitt            and now have maturity dates ranging from June 30, 2000 to December 31,
Alan Douglas,            2000.
Dan Glaviano,
Gary Levitt,
Leslie Peiken

Michael Diguilo          Various unsecured loans, interest accruing at 12%, with maturity dates                72,300
William Lee              ranging from July 12, 2000 to August 30, 2000.
Aaron Levitt
David Levitt                                                                                                 --------
Daniel Orsini
Leslie Peiken

Notes Payable to Others
-----------------------

Rozel International      Unsecured note, originally accruing interest at 12% per annum, maturing              100,000
  Holdings               the earlier of (a) the infusing of gross proceeds of $300,000 in additional debt or equity capital, (b) the closing of an initial public offering or "reverse merger" of the Company into a publicly traded entity, or (c) December 31, 1999.  The holder of this note was paid $50,000 in
                         February 2000 and the note is currently payable upon demand.  The Company plans to pay the balance of this note from the proceeds of future borrowings.  Since the Company cannot arrange for its own credit at this time, any such borrowings will likely require the guarantees of the
                         Company's principals.

                                                                                                            _________
                                                            Total:                                          $ 417,300
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

The Company's general and administrative expenses totaled $158,781 for the year ended December 31, 1999, compared to $728,382 for the year ended December 31, 1998. General and administrative expenses include telephone, travel, legal fees (including patent fees and legal fees related to patent applications), testing expenses, insurance expenses and consulting fees. While telephone expenses have been fairly consistent over the reported periods, legal fees, travel expenses and testing expenses have varied considerably over the reported periods. For example, legal and accounting fees totaled $27,035 in 1996, $70,780 in 1997, $164,494 in 1998 and $65,101 in 1999. The increasing expenses in 1997 and 1998 is related to the Company's patent applications. From 1996 to 1998 the Company operated at various times with six founders who agreed to work full time without immediate compensation, until funds were available. The Company's board of directors agreed to advance funds to these individuals from time to time so they could cover certain living expenses. They were considered loans and were intended to be repaid, if requested by the Company. The business purpose was to conserve cash by being able to require repayment of the advances. For the four major participants, this amounted to approximately $20,000 per year. In 1998, the Company's board of directors agreed that the advances would be treated as compensation and 1099's were issued to the participants. General and administrative expenses include $205,587 in the year ended December 31, 1998 relating to consulting services charged to operations as a result of canceling the loans due from these individuals. In addition, $61,061 was paid to these individuals and recorded as consulting expense during the year ended December 31, 1998. Further, $25,001 was paid to another shareholder and charged to consulting expense during 1998. In total, $291,649 of consulting fees to related parties were recorded in general and administrative expenses during the year ended December 31, 1998. During 1999, the Company paid approximately $33,000 in consulting fees to related parties. Legal expenses incurred in 1998 and 1999 are not recurring. Testing expenses and certain patent expenses are also not recurring.

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

NOTE 4 -  RELATED PARTIES

          From 1996 to 1998 the Company operated at various times with six founders who agreed to work full time without immediate compensation, until funds were available. The Company's board of directors agreed to advance funds to these individuals from time to time so they could cover certain living expenses. They were considered loans and were intended to be repaid, if requested by the Company. The business purpose was to conserve cash by being able to require repayment of the advances. For the four major participants, this amounted to approximately $20,000 per year. In 1998, the Company's board of directors agreed that the advances would be treated as compensation and 1099's were issued to the participants. General and administrative expenses include $205,587 in the year ended December 31, 1998 relating to consulting services charged to operations as a result of canceling the loans from these individuals. In addition, $61,061 was paid to these individuals which was also recorded as consulting expense during 1998. Further, $25,001 was paid to another shareholder and charged to consulting expense during 1998. In total, $291,649 of consulting fees to related parties were recorded in expense during 1998.

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

          During 1996, the Company issued 94,228 shares of common stock for $60,000. An additional 946,727 shares of common stock were issued during 1997 for $759,750; the Company incurred $60,595 of expenses related to this issuance. Also during 1997, 10,000 shares of common stock were issued to an individual who loaned money to the Company.

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

                                   Dated: August 30, 2000

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

     Signature                  Title                            Date
     ---------                  -----                            ----

By:  /s/ Jerrold M. Nelson      Chairman of the Board,           August 30, 2000
     ------------------------   President and Chief Executive
     Jerrold M. Nelson          Officer, (Principal Executive
                                Officer) and Director


By:  /s/ Joseph M. Peiken       Vice President, Chief Financial  August 30, 2000
     ------------------------   Officer and Secretary (Principal
     Joseph M. Peiken           Financial Officer and Principal
                                Accounting Officer) President
                                and Chief Operating Officer and
                                Director

By:  /s/ Paul F. Taccini        Director                         August 30, 2000
     ------------------------
     Paul F. Taccini

                               INDEX TO EXHIBITS

Exhibit No.                                                           Page No.
-----------                                                           --------
3.1            Articles of Incorporation of Registrant, as               (1)
               originally filed and amended

3.2            Bylaws                                                    (1)

4.1            Form of common stock certificate                          (1)

10.1           Consulting Agreement with Fitch, Inc. dated               (1)
               January 17, 1997

10.2           Lease dated June 1, 2000                                  (2)

16             Copy of Letter dated May 5, 2000 from Morrison,           (3)
               Brown, Argiz & Company on change in certifying accountant

21.1           Subsidiary of Registrant                                  (2)

23.1           Consent of Perez-Abreu, Aguerrebere, Sueiro LLC           40

27             Financial Data Schedule

(1) Previously filed as an Exhibit to Registrant's Form 10-SB (file 0-28117) and incorporated herein by this reference.

(2) Previously filed as an Exhibit to the Form 10-KSB for the year ended December 31, 1999 and incorporated herein by this reference.

(3) Previously filed as an Exhibit to the Form 8-K filed by the Registrant on May 10, 2000 and incorporated herein by this reference.