Form 10QSB/A
period 2000-06-30
ECO RX INC
filed 2001-02-13
CIK 1098334

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10 - QSB/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EX CHANGE ACT OF 1934

For the transaction period from _____________________ to ______________________

                           Commission File No. 0-28117

                                  Eco-Rx, Inc.
                                  ------------
        (Exact name of Small Business Issuer as Specified in its charter)

          Florida                                         65-0569329
          -------                                         ----------
(State or other jurisdiction of                 (IRS employer Identification No)
 incorporation or organization)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $0.001 par value            At August 1, 2000          5,842,939
Preferred Stock, $0.001 par value         At August 1, 2000          None

Transitional Small Business Disclosure Format: Yes [  ]  No [ x ]

                                  ECO-Rx, INC.

                             INDEX TO FORM 10-QSB/A

PART I.   FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheets as of June 30, 2000 and 1999

                  Consolidated Statements of Operations for the Three Months Ended June 30, 2000 and 1999 and the Six Months Ended June 30, 2000 and 1999 (unaudited)

                  Consolidated Statements of Stockholders' Deficit

                  Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000 and 1999 (unaudited)

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

         Item 3   Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K.

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2000 AND 1999
(UNAUDITED)
================================================================================

CURRENT ASSETS
   Cash                                                  $       767    $     2,532
   Inventory                                                      --          5,307
                                                         -----------    -----------

           TOTAL CURRENT ASSETS                                  767          7,839

FURNITURE AND EQUIPMENT, NET                                  10,784          9,385

OTHER ASSETS                                                  13,687          2,755
                                                         -----------    -----------

           TOTAL ASSETS                                  $    25,238    $    19,979
                                                         ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Current portion of lease obligation                   $    13,888    $    10,416
   Accounts payable and accrued expenses                     389,226        204,262
   Notes payable to stockholders                             506,600        350,000
                                                         -----------    -----------

           TOTAL CURRENT LIABILITIES                         909,714        564,678

LEASE OBLIGATION                                               6,090         18,958
                                                         -----------    -----------

           TOTAL LIABILITIES                                 915,804        583,636
                                                         -----------    -----------

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

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
================================================================================

                                                                                                                    For the Period
                                                                                                                   February 27,1995
                                                      Three Months Ended                 Six Months Ended          (Inception) thru
                                                         June 30, 2000                     June 30, 2000             June 30, 2000
                                                    2000             1999              2000              1999          (Unaudited)
                                                -----------       -----------       -----------       -----------      -----------
REVENUES                                        $        --       $        --       $        --       $        --       $         0

COSTS AND EXPENSES
   General and administrative                       107,048            14,116           166,100            56,246         1,521,698
   Depreciation and amortization                      2,080             2,271             4,160             4,542            59,374
   Interest                                          21,454             3,538            38,349            20,581           166,271
   Research and development                             645                --             3,855            (4,441)           68,710
   Abandonment of property                               --                --                --                --           384,917
                                                -----------       -----------       -----------       -----------       -----------

           TOTAL EXPENSES                          (131,237)          (19,925)         (212,464)          (85,810)       (2,200,970)

INTEREST INCOME                                          --                --                --                --             8,227

OTHER INCOME                                             --                --                --                --            50,000
                                                -----------       -----------       -----------       -----------       -----------

LOSS BEFORE CUMULATIVE
 EFFECT OF  CHANGE IN
 ACCOUNTING PRINCIPLE                              (131,237)          (19,925)         (212,464)          (85,810)       (2,142,743)

CUMULATIVE EFFECT OF
 CHANGE IN  ACCOUNTING
 PRINCIPLE                                               --                --                --                --            (1,042)
                                                -----------       -----------       -----------       -----------       -----------

           NET LOSS                             $  (131,237)      $   (19,925)      $  (212,464)      $   (85,810)      $(2,143,785)
                                                ===========       ===========       ===========       ===========       ===========

BASIC AND DILUTED NET LOSS PER
SHARE OF COMMON STOCK:
 Loss before cumulative
  effect of change in
  accounting principle                          $     (0.04)      $      (.01)      $     (0.04)      $     (0.01)      $      (.37)

 Cumulative effect of
 change in accounting
  principle                                              --                --                --                --                --
                                                -----------       -----------       -----------       -----------       -----------

   BASIC AND DILUTED
    NET LOSS PER SHARE                          $     (0.04)      $     (0.01)      $      (.04)      $     (0.01)      $     (0.37)
                                                ===========       ===========       ===========       ===========       ===========

SHARES USED IN THE
 CALCULATION  OF BASIC
 AND DILUTED NET LOSS
 PER SHARE                                        5,842,939         5,836,439         5,842,939         5,836,439         5,842,939
                                                ===========       ===========       ===========       ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(UNAUDITED)
================================================================================

                                                                                             Deficit
                                                                                           Accumulated
                                             Common Stock                Additional         During the
                                       ---------------------------         paid-in         Development
                                         Shares         Par Value         Capital            Stage             Total
                                        ---------        ---------        ---------         ---------         ---------
Balances at February 27, 1995
 (inception) (unaudited)                       --        $      --        $      --         $      --         $      --


Common stock issued for cash
 (unaudited)                            3,700,497            3,700           89,015                --            92,715
                                        ---------        ---------        ---------         ---------         ---------

Balances at December 31, 1995
(unaudited)                             3,700,497            3,700           89,015                --            92,715

Common stock issued for cash
 (unaudited)                               94,228               94           59,906                --            60,000

Net loss (unaudited)                           --               --               --          (168,096)         (168,096)
                                        ---------        ---------        ---------         ---------         ---------

Balances at December 31, 1996
(unaudited)                             3,794,725            3,794          148,921          (168,096)          (15,381)

Common stock issued for cash              946,727              947          758,803                --           759,750

Less:  Cost of services related
To registration                                --               --          (60,595)               --           (60,595)
Common stock issued in
 connection with loan payable              10,000               10              (10)               --                --

Net loss                                       --               --               --          (801,109)         (801,109)
                                        ---------        ---------        ---------         ---------         ---------
Balances at December 31, 1997           4,751,452            4,751          847,119          (969,205)         (117,335)



The accompanying notes are an integral part of these consolidated financial statements.

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)
(UNAUDITED)
================================================================================

                                                                                                   Deficit
                                                                                                 Accumulated
                                                  Common Stock                Additional          During the
                                           -----------------------------        paid-in           Development
                                               Shares           Par Value        Capital              Stage            Total
                                            -----------        -----------      -----------        -----------       -----------
Common stock issued for cash
 and stock subscription
 receivable                                     112,000              112          213,888                --           214,000

Conversion of loan payable to
 common stock                                    75,000               75          149,925                --           150,000

Common stock issued
 for services                                   897,987              898           85,632                --            86,530

     Less: Cost of services (paid
      with common stock
      above) related to issuing
      common stock                                   --               --          (70,480)               --           (70,480)

Net loss                                             --               --               --          (731,814)         (731,814)
                                            -----------      -----------      -----------       -----------       -----------

Balances at December 31, 1998                 5,836,439            5,836        1,226,084        (1,701,019)         (469,099)

Common stock issued for cash                      6,500                7           32,493                --            32,500

Less: Cost of services related to                    --               --          (11,201)               --            (11,201)
registration

Net Loss                                             --               --               --          (230,302)         (230,302)
                                            -----------      -----------      -----------       -----------       -----------

Balances at December 31, 1999                 5,842,939      $     5,843      $ 1,247,376       $(1,931,321)      $  (678,102)
                                                                                                                  -----------
Net Loss for the Six Month
Period ending June 30, 2000                          --               --               --          (212,464)         (212,464)
                                            -----------      -----------      -----------       -----------       -----------
Balances at June 30, 2000                     5,842,939      $     5,843      $ 1,247,376       $(2,143,785       $  (890,566)
                                            -----------      -----------      -----------       -----------       -----------


The accompanying notes are an integral part of these consolidated financial statements.

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
==============================================================================

                                                                                                           For the Period
                                                                                                          February 27, 1995
                                                                                                             (Inception)
                                                                   Six Months           Six Months              thru
                                                                     Ended                Ended               June 30,
                                                                    June  30,            June 30,               2000
                                                                      2000                 1999              (Unaudited)
                                                                   -----------          -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                        $  (212,464)         $   (85,810)         $(2,143,785)
                                                                   -----------          -----------          -----------
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                                       4,160                4,542               59,374
     Abandonment of property                                                --                   --              384,917
     Adjustment to inventory for impairment                             35,384
     Services received in exchange for stock                                --                   --               16,050
     Consulting fee paid by reclassifying
        advances to stockholders                                            --                   --              205,587
     Cumulative effect of change in
        accounting principle                                                --                   --                1,042
     Changes in operating assets and liabilities:
       Inventory                                                            --                   --             (120,791)
       Advances to stockholders                                             --                   --             (205,587)
       Other assets                                                     10,912                   --              (88,490)
       Accounts payable and accrued expenses                           114,759                   --              389,226
                                                                                                             -----------

           TOTAL ADJUSTMENTS                                           108,007              393,627              676,712
                                                                   -----------          -----------          -----------

           NET CASH USED IN OPERATING
            ACTIVITIES                                                (104,457)            (338,187)          (1,467,073)
                                                                   -----------          -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of fixed assets                                       --                   --               16,000
   Capital expenditures                                                 (6,169)                  --             (259,799)
                                                                   -----------          -----------          -----------

           NET CASH PROVIDED BY (USED IN)
           INVESTING ACTIVITIES                                         (6,169)              11,322             (243,799)
                                                                   -----------          -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from stockholder loans                                     139,300               60,000              723,400
   Proceeds from issuance of common stock                               47,500              199,000            1,098,370
   Expense related to registration                                          --              (11,201)
   Repayment of stockholder loan                                       (50,000)                  --              (66,800)
   Payment of lease obligation                                          (4,648)             (10,417)             (32,110)
                                                                   -----------          -----------          -----------

           NET CASH PROVIDED BY
            FINANCING ACTIVITIES                                        84,652              248,583            1,711,659
                                                                   -----------          -----------          -----------


The accompanying notes are an integral part of these consolidated financial statements.

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)
================================================================================

                                                                                                       For the Period
                                                                                                      February 27, 1995
                                                                                                         (Inception)
                                                             Six Months             Six Months             through
                                                               Ended                  Ended                June 30,
                                                             June  30,               June 30,               2000
                                                               2000                   1999               (Unaudited)
                                                         ----------------           ---------            ------------

NET INCREASE (DECREASE) IN CASH                                    25,974             (78,282)                 767

CASH AT BEGINNING OF YEAR                                          26,761              79,118                   --
                                                         ----------------           ---------            ---------

CASH AT END OF PERIOD                                    $            767           $     836            $     767
                                                         ================           =========            =========

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:

   Cash paid for interest                                $         23,404           $  22,063            $  56,994
                                                         ================           =========            =========

   Cash paid for income taxes                            $             --           $      --            $      --
                                                         ================           =========            =========

SUPPLEMENTAL SCHEDULE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES:

   Leased equipment                                      $             --           $      --            $  52,088
                                                         ================           =========            =========

   75,000 shares of common stock issued in
   exchange for settlement of outstanding
   note to a stockholder                                 $             --           $ 150,000            $ 150,000
                                                         ================           =========            =========

   897,987 shares of common stock issued
   in exchange for services received (net
   of $70,480 charged to additional-paid-in
   capital as expenses of placing common
   stock)                                                $             --           $  16,050            $  16,050
                                                         ================           =========            =========



The accompanying notes are an integral part of these consolidated financial statements.

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)




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

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)


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

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

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

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)


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

NOTE 3 -          DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN

                  Since formation, the Company's operations have been devoted primarily to:

                  o Raising capital
                  o Developing its product
                  o Obtaining financing
                  o Developing its marketing plan

                  Accordingly, the Company is considered to be in the development stage, as its planned production and sales have not yet commenced.

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)


NOTE 3 -          DEVELOPMENT STAGE OPERATIONS AND GOING CONCERN (CONTINUED)

                  Management's plans include the following:

                  o Commencement of production and development of new products
                  o Implementation of sales and leasing of commercial units
                  o Pursuing licensing agreements for the technology

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

NOTE 4 -          FURNITURE AND EQUIPMENT, NET

                  These accounts consist of the following as of June 30, 2000:

                  Furniture and equipment                          $   43,703
                  Less accumulated depreciation                        32,919
                                                                   ----------
                                                                   $   10,784
                                                                   ==========

                  Depreciation expense for the six months ended June 30, 2000 and 1999 was $4,160 and $4,542, respectively.

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)


NOTE 5 -          ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                  These accounts consist of the following as of June 30, 2000:

                  Accounts payable                              $   296,698
                  Accrued interest                                   92,528
                                                                -----------

                                                                $   389,226
                                                                ===========

NOTE 6 -          NOTES PAYABLE TO STOCKHOLDERS

                  The notes payable to stockholders as of June 30, 2000 is comprised of the following:

                  Note accruing interest at 10%; all unpaid interest and
                  principal became due June, 1998, and is personally guaranteed by three of the Company's stockholders. As of December 31,
                  1999 this note was payable on demand and was accruing interest
                  at the default rate of 18%.                                              $       100,000

                  Note accruing interest at 12%; maturing the earlier of: (a)
                  the infusing of gross proceeds of $300,000 in additional debt or equity capital, (b) the closing of an initial public
                  offering or "reverse merger" of the Company into a publicly traded entity, or (c) December 31, 1999. Subsequent to
                  December 31, 1999 the Company repaid $50,000 of this note. The balance is due on demand and is accruing interest at the
                  default rate of 18%.                                                              50,000

                  Unsecured loan, interest accruing at 8.75% payable annually commencing December, 1996. Loan matured December, 1998 at
                  which time all principal and unpaid interest was due. As of
                  December 31, 1999 this note was payable on demand and was
                  accruing interest at the default rate of 18%.                                     80,000


                  Various unsecured loans, interest accruing at 15%, with
                  original maturity dates ranging from January, 1999 to March,
                  1999. These notes were renewed and now have maturity dates in
                  the year 2000.                                                                   194,300

                  Various   unsecured  loans,   interest  accruing  at  12%,  with
                  maturities through August 2000.                                                   82,300
                                                                                           ---------------
                                                                                           $       506,600
                                                                                           ===============

                  The Company has committed to issue certain shares of common stock to certain lenders. The amounts and ratios of shares are to be determined.

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)


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

                  Future minimum lease payments under this lease as of June 30, 2000 consisted of the following:

                        Twelve months ending June 30,

                                                     2001             $  13,888
                                                     2002                 6,090
                                                                      ----------
                                                                      $  19,978
                                                                      =========

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

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)


                  Future minimum lease payments under this lease consisted of the following:

                        Twelve months  ending June 30,

                                            2000                     $   31,038
                                            2001                         53,208
                                            2002                         54,279
                                            2003                         55,863
                                            2004                         57,764
                                            Thereafter                   24,460
                                                                     ----------
                                                                     $  276,612
                                                                     ==========
                  DESIGN AND CONSULTING AGREEMENT

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

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)


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

                  The following table sets forth the computation of net loss per share:

                                                                                                          For the Period
                                                                                                           February 27,
                                                                                                               1995
                                                                                                            (inception)
                                                                         Ended               Ended            through
                                                                        June 30,            June 30,           June 30,
                                                                          2000                1999              2000
                                                                       ==========          =========        ===========
                  Net loss                                             $ (212,464)         $ (85,810)       $(2,143,785)
                                                                       ==========          =========        ===========

                   Weighted average common shares
                    outstanding used in computing basic
                    net loss per share                                  5,842,939          5,838,939          5,842,939
                                                                       ==========          =========        ===========

                  Net loss per share of common stock                    $   (0.04)         $   (0.01)         $   (0.37)
                                                                       ==========          =========        ===========

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

                  During 1996, the Company issued 94,228 shares of common stock for $60,000. An additional 946,727 shares of common stock was issued during 1997 for $759,750. The Company incurred $60,595 of expenses related to this issuance. Also during 1997, 10,000 shares of common stock were issued to an individual who loaned money to the Company.

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)


                  During 1998, the Company issued 112,000 shares of common stock for a stock subscription receivable of $15,000 and $199,000 in cash. Also in 1998, the Company issued 75,000 shares of common stock in repayment of a previously outstanding $150,000 loan.

NOTE 8 -          STOCKHOLDERS' DEFICIT (CONTINUED)

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

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

NOTE 10 -         INCOME TAXES

                  The Company has federal and state net operating loss carryforwards as follows:

                       Period Ending                     Federal               State           Years of Expiration
                       -------------                     -------               -----           -------------------
                  December 31, 1999                  $      737,845       $     737,845                2018-2019
                                                     ===============      ==============               =========
                  June 30, 2000                      $      212,464       $     212,464                     2020

                  The deferred tax asset arises from the net operating loss reflected above.

                  The Company's total deferred tax liabilities, deferred tax assets and deferred tax asset valuation allowances at June 30, 2000 are as follows:

                  Total Deferred Tax Asset                           $ 333,290
                  Less Valuation Allowance                             333,290
                                                                     ---------

                  Net Deferred Tax Asset                             $     -0-
                                                                     =========

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

         o Complete the process of filing a Form 10 with the Securities And Exchange Commission.

         o Complete the design of five air purification units; two room units, as well as three for medium and larger rooms, and have them tested at an independent laboratory to insure that they meet the Company's requirements;

         o Have the production molds for manufacturing the units designed and built;

         o Commence the work necessary to submit the finished unit for a 510-K medical device rating from the Food and Drug Administration;

         o Ascertain that the Company's patent applications comply with the final design criteria;

         o        Finalize the list of suppliers;

         o Acquire and inventory the component parts that the Company does not intend to manufacture;

         o        Design and print sales materials and packaging materials;

         o        Sell and ship finished products;

         o Fill in product line with additional air purification products;

         o Begin development and design of new products; and Pursue licensing agreements for the Company's technology.

b)       Product Research and Development for the Next 12 Months

         Over the next 12 months, the Company anticipates its product research and development will be for (a) air purification products for automobiles and trucks and home central air conditioning systems, and
         (b) water purification applications utilizing the technology.

(c)      Expenditures for the Next 12 Months

         The Company anticipates that its cash requirements over the next 12 months will total approximately $ 2,500,000, including the cost of production of plastic injection molds for the products, the return of loans and the payment of the old accounts payable.

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
                                                  ----------------------------
                                                                  (Registrant)

Date    February 13, 2001                          Joe Peiken
      ----------------------------                -----------------------------
                                                                   (Signature)