Form 10QSB
period 2000-09-30
ECO RX INC
filed 2001-02-13
CIK 1098334

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $0.001 par value         At November 1, 2000            6,842,939
Preferred Stock, $0.001 par value      At November 1, 2000            None

Transitional Small Business Disclosure Format: Yes [  ]  No [ x ]

                                  ECO-Rx, INC.

                              INDEX TO FORM 10-QSB

PART I.   FINANCIAL INFORMATION

             Item 1.  Consolidated Financial Statements

                      Consolidated Balance Sheets as of September 30, 2000 and 1999

                      Consolidated Statements of Operations for the Three Months Ended September 30, 2000 and 1999 and the Nine Months Ended September 30, 2000 and 1999 (unaudited)

                      Consolidated Statements of Stockholders' Deficit

                      Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999 (unaudited)

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

             Item 3   Defaults Upon Senior Securities

             Item 4.  Submission of Matters to a Vote of Security Holders

             Item 5.  Other Information

             Item 6.  Exhibits and Reports on Form 8-K.

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2000 AND 1999
(UNAUDITED)
================================================================================

CURRENT ASSETS
     Cash                                                  $    27,055    $       499

FURNITURE AND EQUIPMENT, NET                                     8,983          7,114

OTHER ASSETS                                                    12,137          2,755
                                                           -----------    -----------

               TOTAL ASSETS                                $    48,175    $    10,368
                                                           ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Current portion of lease obligation                   $    19,978         10,416
     Accounts payable and accrued expenses                     484,368        226,935
     Notes payable to stockholders                             532,200        350,000
                                                           -----------    -----------

               TOTAL CURRENT LIABILITIES                     1,036,546        587,351

LEASE OBLIGATION                                                    --      18,958.00
                                                           -----------    -----------

               TOTAL LIABILITIES                           $ 1,036,546    $   606,309
                                                           -----------    -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
     Preferred stock - $.001 par value, 5,000,000 shares
     authorized; none issued and outstanding
     Common stock - $.001 par value, 10,000,000 shares
     authorized; 5,842,939 shares issued and outstanding         6,953          5,843
     Additional paid-in capital                              1,256,439      1,247,376
     Deficit accumulated during the development stage       (2,251,763)    (1,849,160)
                                                           -----------    -----------

               TOTAL SHAREHOLDERS' DEFICIT                    (988,371)      (595,941)
                                                           -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                $    48,175    $    10,368
                                                           ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
================================================================================

                                                                                                                     For the Period
                                                                                                                       27-Feb-95
                                                                                                                       (Inception)
                                                      Three Months Ended                 Nine Months Ended            thru September
                                                         September 30,                     September 30,                30, 2000
                                                    2000              1999             2000              1999           (Unaudited)
                                                -----------       -----------       -----------       -----------       -----------
REVENUES                                        $        --       $        --       $        --       $        --       $        --
                                                -----------       -----------       -----------       -----------       -----------
COSTS AND EXPENSES
   General and administrative                        70,451            43,647           236,551           127,185         1,592,149
   Asset impairment                                   5,307                --
   Depreciation and amortization                      2,080             2,271             6,240             6,813            61,454
   Interest                                          21,077            35,066            59,426             6,848           187,348
   Research and development                          14,370            18,225             4,441            83,080
   Abandonment of property                               --           384,917
                                                -----------       -----------       -----------       -----------       -----------

     TOTAL EXPENSES                                (107,978)          (80,984)         (320,442)         (150,594)       (2,308,948)

INTEREST INCOME                                          --                --                --                --             8,227

OTHER INCOME                                             --                --                --                --            50,000
                                                -----------       -----------       -----------       -----------       -----------
LOSS BEFORE CUMULATIVE EFFECT
   OF  CHANGE IN ACCOUNTING
   PRINCIPLE                                    $  (107,978)          (80,984)         (320,442)         (150,594)       (2,250,721)

CUMULATIVE EFFECT OF
   CHANGE IN  ACCOUNTING
   PRINCIPLE                                             --                --                --                --            (1,042)
                                                -----------       -----------       -----------       -----------       -----------

NET LOSS                                           (107,978)          (80,984)         (320,442)         (150,594)       (2,251,763)
                                                ===========       ===========       ===========       ===========       ===========

BASIC AND DILUTED NET LOSS PER
SHARE OF COMMON STOCK:

Loss before cumulative effect of
   change in accounting principle               $     (0.02)      $     (0.01)      $     (0.05)      $     (0.03)      $     (0.39)

Cumulative effect of change
   in accounting principle                               --                --                --                --                --
                                                -----------       -----------       -----------       -----------       -----------
BASIC AND DILUTED NET LOSS
   PER SHARE                                    $     (0.02)      $     (0.01)      $     (0.05)      $     (0.03)      $     (0.39)
                                                -----------       -----------       -----------       -----------       -----------
SHARES USED IN THE CALCULATION
   OF BASIC AND DILUTED NET LOSS
   PER SHARE                                      5,842,939         5,836,439         5,842,939         5,836,439         5,842,939
                                                ===========       ===========       ===========       ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
(UNAUDITED)
================================================================================

                                                                                                        Deficit
                                                                                                       Accumulated
                                                                                       Additional       During the
                                                              Common Stock              paid-in        Developement
                                                         Shares        Par Value        Capital           Stage             Total
                                                       ----------      ----------      ----------       ----------       ----------
Balances at February 27, 1995
   (inception)(unaudited)                                      --              --              --               --               --

Common stock issued for cash
   (unaudited)                                          3,700,497           3,700          89,015               --           92,715
                                                       ----------      ----------      ----------       ----------       ----------

Balances at December 31, 1995
   (unaudited)                                          3,700,497           3,700          89,015               --           92,715
                                                                                                                         ----------

Common stock issued for cash
   (unaudited)                                             94,228              94          59,906               --           60,000
                                                                                                                         ----------

Net loss (unaudited)                                           --              --              --         (168,096)        (168,096)
                                                       ----------      ----------      ----------       ----------       ----------
Balances at December 31, 1996
   (unaudited)                                          3,794,725           3,794         148,921         (168,096)         (15,381)
                                                                                                                         ----------

Common stock issued for cash                              946,727             947         698,208               --          699,155

Common stock issued in
   connection with loan payable                            10,000              10             (10)              --               --

Net loss                                                       --              --              --         (801,109)        (801,109)
                                                       ----------      ----------      ----------       ----------       ----------

Balances at December 31, 1997                           4,751,452           4,751         847,119         (969,205)        (117,335)

Common stock issued for cash
   and stock subscription receivable                      112,000             112         213,888               --          214,000

Conversion of loan payable to
   common stock                                            75,000              75         149,925               --          150,000

Common stock issued for services                          897,987             898          85,632               --           86,530

     Less:  Cost of services (paid)
     with commn stock (above)
     related to issuing common stock                           --              --         (70,480)              --          (70,480)

Net loss                                                       --              --              --         (731,814)        (731,814)
                                                       ----------      ----------      ----------       ----------       ----------

Balances at December 31, 1998                           5,836,439           5,836       1,226,084       (1,701,019)        (469,099)
                                                       ----------      ----------      ----------       ----------       ----------

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
(UNAUDITED)
================================================================================

                                                                                                      Deficit
                                                                                                     Accumulated
                                                                                    Additional       During the
                                                         Common Stock                 paid-in        Developement
                                                     Shares         Par Value         Capital            Stage            Total
                                                   ----------       ----------       ----------        ----------        ----------
Common stock issued for cash                            6,500                7           32,493                --            32,500

     Less:  Cost of services
       related to registration                             --               --          (11,201)               --           (11,201)

Net Loss                                                   --               --               --          (230,302)         (230,302)
                                                   ----------       ----------       ----------        ----------        ----------

Balances at December 31, 1999                       5,842,939            5,843        1,247,376        (1,931,321)         (678,102)

Common stock issued for
services                                            1,110,000            1,110           16,656                --            17,766

Common stock adjustment - 1999                            400               --               --                --                --

     Less:  Cost of services
       related to registration                             --               --           (7,593)               --            (7,593)

Net Loss for the Nne Month
Period ending September 30, 2000                           --               --               --          (320,442)         (320,442)
                                                   ----------       ----------       ----------        ----------        ----------

Balances at September 30, 2000                      6,953,339            6,953        1,256,439        (2,251,763)         (988,371)
                                                   ==========       ==========       ==========        ==========        ==========



The accompanying notes are an integral part of these consolidated financial statements.

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
================================================================================

                                                                                                     For the Period
                                                                                                        27-Feb-65
                                                              Nine Months         Nine Months           (Inception)
                                                                 Ended               Ended           through September
                                                              September 30,       September 30,           30, 2000
                                                                   2000               1999               Unaudited)
                                                              -------------      -------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                    ($  320,442)         ($  150,594)         ($2,251,763)
                                                               -----------          -----------          -----------
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                                   6,240                6,813               61,454
     Abandonment of property                                            --                   --              384,917
     Adjustment to inventory for impairment                             --                   --               35,384
     Services received in exchange for stock                        16,000                   --               32,050
     Consulting fee paid by reclassifying
      advances to stockholders                                          --                   --              205,587
     Cumulative effect of change in accounting
      principle                                                         --                   --                1,042
     Changes in operating assets and liabilities
      Inventory                                                         --                5,307             (120,791)
      Advances to shareholders                                          --               15,000             (205,587)
      Other assets                                                  (9,382)                  --              (86,960)
      Accounts payable and accrued expenses                        209,901               (6,995)             484,368
                                                               -----------          -----------          -----------

            TOTAL ADJUSTMENTS                                      222,759               20,125              791,464
                                                               -----------          -----------          -----------
            NET CASH USED IN OPERATING
              ACTIVITIES                                           (97,683)            (130,469)          (1,460,299)
                                                               -----------          -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of fixed assets                                   --                   --               16,000
   Capital expenditures                                             (6,448)                  --             (260,078)
                                                               -----------          -----------          -----------
            NET CASH PROVIDED BY (USED IN)
              INVESTING ACTIVITIES                                  (6,448)                  --             (244,078)
                                                               -----------          -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from stockholder loans                                 164,900               10,000              649,000
   Proceeds from loans other                                       100,000              100,000
   Proceeds from issuance of common stock                            1,766               23,750            1,231,211
   Expense related to registration                                  (7,593)                  --             (149,869)
   Repayment of stockholder loan                                   (50,000)                  --              (66,800)
   Payment of lease obligation                                      (4,648)              (3,618)             (32,110)
                                                               -----------          -----------          -----------

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
================================================================================

                                                                                                     For the Period
                                                                                                       27-Feb-65
                                                             Nine Months         Nine Months           (Inception)
                                                                Ended               Ended            through September
                                                             September 30,       September 30,            30, 2000
                                                                 2000                1999               Unaudited)
                                                             -------------       -------------        ----------------
            NET CASH PROVIDED BY
              FINANCING ACTIVITIES                              104,425              130,132             1,731,432
                                                               --------            ---------            ----------

NET INCREASE (DECREASE) IN CASH                                     294                 (337)               27,055

CASH AT BEGINNING OF YEAR                                        26,761                  836                    --
                                                               --------            ---------            ----------

CASH AT END OF PERIOD                                          $ 27,055            $     499            $   27,055
                                                               ========            =========            ==========

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION:

    Cash paid for interest                                     $     --            $  22,063            $   56,994
                                                               ========            =========            ==========

    Cash paid for income taxes                                 $     --            $      --            $       --
                                                               ========            =========            ==========
SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES

    Leased equipment                                           $     --            $      --            $   52,088
                                                               ========            =========            ==========
    75,000 shares of common stock issued in
    exchange for settlement of outstanding
    note to a stockholder                                      $     --            $      --            $  150,000
                                                               ========            =========            ==========
    897,987 shares of common stock issued
    in exchange for services received (net of
    $70,480 charged to additional-paid-in
    capital as expenses of placing common
    stock)                                                     $     --            $  16,050            $   16,050
                                                               ========            =========            ==========
    1,000,000 shares of common stock issued
    in exchange for services received (net of
    $5,827 charged to additional-paid-in
    capital as expenses of placing common
    stock)                                                     $ 10,173            $      --            $   10,173
                                                               ========            =========            ==========

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

                         On September 15, 2000, the Company's Board of Directors approved a 1 for 20 reverse stock split of the Company's outstanding Common Stock and that the Articles of Incorporation be Amended in order to effectuate the Reverse Stock Split. The percent of class owned prior to the reverse stock and after the reverse stock split remains the same. After an effective period of time, this will be filed with the Secretary of State of the State of Florida. A statement of the proposed filing was made with the Securities and Exchange Commission and a notice of the Boards action and a copy of the Amendment was sent to the shareholders in October.

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

                         The number of shares used to compute EPS was 5,842,939 and 5,836,439 for the period ended September 30, 2000 and 1999, respectively.

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

                  The Company has been in the development stage since its inception on February 27, 1995. These statements are presented on the basis that the Company will continue as a going concern. This contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As shown in the accompanying consolidated financial statements, the Company has incurred net losses since its inception and no revenues. As of September 30, 2000, current liabilities exceeded current assets by approximately $1,009,491.

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

NOTE 4 -          FURNITURE AND EQUIPMENT, NET

                  These accounts consist of the following as of September 30, 2000:

                  Furniture and equipment                           $    43,982
                  Less accumulated depreciation                          34,999
                                                                    -----------
                                                                    $     8,983
                                                                    ===========

                  Depreciation expense for the nine months ended September 30, 2000 and 1999 was $6,240 and $6,813, respectively.

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)


NOTE 5 -          ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                  These accounts consist of the following as of September 30, 2000:

                  Accounts payable                                $    337,364
                  Accrued interest                                     113,605
                  Other                                                 33,400
                                                                  ------------
                                                                  $    484,369
                                                                  ============

NOTE 6 -          NOTES PAYABLE TO STOCKHOLDERS

                  The notes payable to stockholders as of September 30, 2000 is comprised of the following:

                  Note accruing interest at 10%; all unpaid interest and
                  principal became due June, 1998, and is personally guaranteed by three of the Company's stockholders. As of December 31,
                  1999 this note was payable on demand and was accruing interest
                  at the default rate of 18%.                                            $   100,000

                  Note accruing interest at 12%; maturing the earlier of: (a)
                  the infusing of gross proceeds of $300,000 in additional debt or equity capital, (b) the closing of an initial public
                  offering or "reverse merger" of the Company into a publicly traded entity, or (c) December 31, 1999. Subsequent to
                  December 31, 1999 the Company repaid $50,000 of this note. The balance is due on demand and is accruing interest at the
                  default rate of 18%.                                                        50,000

                  Unsecured loan, interest accruing at 8.75% payable annually commencing December, 1996. Loan matured December, 1998 at
                  which time all principal and unpaid interest was due. As of
                  December 31, 1999 this note was payable on demand and was
                  accruing interest at the default rate of 18%.                               80,000


                  Various unsecured loans, interest accruing at 15%, with
                  original maturity dates ranging from January, 1999 to March,
                  1999. These notes were renewed and now have maturity dates at
                  the end of 2000.                                                           219,900

                  Various unsecured loans, interest accruing at 12%, with
                  maturities through December 2000.                                           82,300
                                                                                         -----------
                                                                                         $   532,200
                                                                                         ===========

                  The Company has committed to issue certain shares of common stock to certain lenders. The amounts and ratios of shares are to be determined.

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)


NOTE 7 -          COMMITMENTS AND CONTINGENCIES

                  GOVERNMENTAL REGULATIONS

                  The Company's technology meets all standards and regulations set by governmental regulatory agencies. If in the future the Company becomes subject to supervision and regulation by governmental regulatory agencies this could impact and have a material adverse effect on the Company's business, financial condition or results of operations.

                  LITIGATION

                  The Company, from time to time, is a defendant in legal actions arising from normal business activities. The Company has been served with litigation demanding payment for services from its prior auditor. The Company has responded with answers to the complaint and with a counter suit for malpractice.

                  LEASE OBLIGATION

                  In March, 1997, the Company entered into a noncancelable equipment lease totaling $52,088. The factory in which this equipment was located was abandoned during 1997. The Company, however, could not cancel this lease and therefore, continues to make monthly payments.

                  Future minimum lease payments under this lease as of September 30, 2000 consisted of the following:

                        Twelve months ending September 30,

                                                     2001          $  19,978
                                                                   =========

                  Rental expense for all operating leases amounted to approximately $4,700 during the first nine months of 2000. There was no rental expense during 1999.

                  In April, 2000, the Company executed a five year lease for space in Hollywood, Florida to house the administrative office, product assembly and shipping operations. The lease also contains an option to renew for an additional five years.

                  At the present time the Company is going to sublease the space as the assembly will be done by a vendor in the New England area.

ECO-RX, INC. F/K/A ECO-AIRE COMPANY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)


                  Future minimum lease payments under this lease consisted of the following:

                        Twelve months  ending September 30,

                                2000                                $  31,038
                                2001                                   53,208
                                2002                                   54,279
                                2003                                   55,863
                                2004                                   57,764
                                Thereafter                             24,460
                                                                    ---------
                                                                    $ 276,612
                                                                    =========
NOTE 8 -          STOCKHOLDERS' DEFICIT

                  LOSS PER SHARE

                  Loss per share is computed by dividing net loss by the number of outstanding shares of common stock. Net loss per share for the periods presented does not include the effects of stock options and warrants because their effects would be anti-dilutive.

                  The following table sets forth the computation of net loss per share:

                                                                                                        For the Period
                                                                                                         February 27,
                                                                                                            1995
                                                                                                         (inception)
                                                                  Ended               Ended                through
                                                               September 30,       September 30,         September 30,
                                                                  2000                 1999                  2000
                                                               ===========          ===========          ===========
                  Net loss                                     $  (320,442)         $  (150,594)         $(2,464,227)
                                                               ===========          ===========          ===========
                   Weighted average common shares
                    outstanding used in computing basic
                    net loss per share                           5,842,939            5,838,939            5,842,939
                                                               ===========          ===========          ===========

                  Net loss per share of common stock           $     (0.06)         $     (0.03)         $     (0.42)
                                                               ===========          ===========          ===========

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

                  During 2000, the Company issued 1,110,400 shares of stock. 400 shares were an adjustment on the shares issued in 1999 and the balance were for services rendered to the Company.

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

         NOTE 10 - INCOME TAXES

         The Company has federal and state net operating loss carryforwards as follows:

                           Period Ending                Federal               State           Years of Expiration
                           -------------                -------               -----           -------------------
                    December 31, 1999                $     737,845         $    737,845                 2018-2019
                                                     =============         ============                 =========
                    September 30, 2000               $     330,442         $    330,442                      2020
                                                     =============         ============                 =========

         The deferred tax asset arises from the net operating loss reflected above.

         The Company's total deferred tax liabilities, deferred tax assets and deferred tax asset valuation allowances at June 30, 2000 are as follows:

                  Total Deferred Tax Asset                          $   371,160
                  Less Valuation Allowance                              371,160
                                                                    -----------

                  Net Deferred Tax Asset                            $       -0-
                                                                    ===========

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

         o Complete the final design of five air purification units; two room units, as well as three for medium and larger rooms, and have them tested at an independent laboratory to insure that they meet the Company's requirements;

         o Have the production molds for manufacturing the units designed and built;

         o Commence the work necessary to submit the finished unit for a 510-K medical device rating from the Food and Drug Administration;

         o Ascertain that the Company's patent applications comply with the final design criteria;

         o        Finalize the list of suppliers;

         o Acquire and inventory the components to supply to the company that will assemble/manufacture the finished products;

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

(d) The Company has hired a new President/Chief operating officer. It will hire a new chief financial officer, a secretary/receptionist and sales and marketing people. Though the machines will be manufactured by others Eco-Rx will oversee the assembly.

                           Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company has been served with litigation demanding payment for services from its prior auditor. The Company has responded with answers to the complaint and with a counter suit for malpractice.

Item 2.  Changes in Securities

1,000,000 shares of common stock were issued during the quarter. Articles of Amendment to Articles of Incorporation and Information Statement. See item 6.

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

Articles of Amendment to Articles of Incorporation and Information Statement. See item 6.

Item 5.  Other Information

  None

Item 6.  Exhibits and Reports on Form 8-K.

(a)      See exhibits

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                        Eco-Rx, Inc.
                                       -----------------------------------
                                                             (Registrant)
Date    February 13, 2001               /s/ Joe Peiken
     ---------------------------       ------------------------------------
                                                              (Signature)